Form 10-Q
period 1996-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 1996-05-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                         06-1287586
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----

                        This document contains 14 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                              March 31,      December 31,
                                                1996             1995
                                              ---------      ------------
ASSETS
- ------
Accrued interest (Note 2)                    $   198,213     $   236,588
Equity in commodity futures trading
 accounts:
    Cash and option premiums                  54,600,951      57,465,987
    Net unrealized gain on open                1,047,191       1,760,218
     contracts
                                             -----------     -----------

                TOTAL                        $55,846,355     $59,462,793
                                             ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                      $   304,969     $   946,331
    Brokerage commissions payable (Note          546,740         594,628
     2)
    Profit shares payable                          9,079               -
    Administrative expense payable                11,633               -
                                             -----------     -----------

            Total liabilities                    872,421       1,540,959
                                             -----------     -----------

PARTNERS' CAPITAL:
    General Partner:
          780 and   780 Series A units       $   160,172     $   164,028
            outstanding
        1,976 and 1,976 Series B units           330,915         337,920
         outstanding
        1,439 and 1,439 Series C units           188,333         192,564
         outstanding
    Limited Partners:
       59,996 and 62,793 Series A             12,320,245      13,205,024
        units outstanding
     161,974 and 166,361 Series B units       27,126,429      28,450,897
      outstanding
     113,444 and 116,358 Series C units       14,847,840      15,571,401
      outstanding
                                             -----------     -----------

            Total partners' capital           54,973,934      57,921,834
                                             -----------     -----------

                TOTAL                        $55,846,355     $59,462,793
                                             ===========     ===========

NET ASSET VALUE PER UNIT:
        Series A (Based on  60,776 and           $205.35         $210.29
         63,573 Units outstanding)               =======         =======
        Series B (Based on 163,950 and           $167.47         $171.02
         168,337 Units outstanding)              =======         =======
        Series C (Based on 114,883 and           $130.88         $133.82
         117,797 Units outstanding)              =======         =======

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three   For the three
                                              Months ended    Months ended
                                                March 31,       March 31,
                                                  1996            1995
                                             --------------  -------------
REVENUES:
    Trading profit (loss):
        Realized                               $   764,441     $ 7,270,888
        Change in unrealized                      (713,027)     10,371,644
                                               -----------     -----------

            Total trading results                   51,414      17,642,532

    Interest income (Note 2)                       601,115         670,308
                                               -----------     -----------

                Total revenues                     652,529      18,312,840
                                               -----------     -----------

EXPENSES:
    Profit shares                                    9,079         426,469
    Brokerage commissions (Note 2)               1,750,687       1,774,163
    Administrative expense                          37,249               -
                                               -----------     -----------

                Total expenses                   1,797,015       2,200,632
                                               -----------     -----------

NET (LOSS) INCOME                              $(1,144,486)    $16,112,208
                                               ===========     ===========

NET (LOSS) INCOME  PER UNIT:
     Weighted average number of units              345,500         432,045
      outstanding (Note 5)                         =======         =======

    Weighted average net (loss) income              $(3.31)         $37.29
     per unit                                       ======          ======

See notes to financial statements.


                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1996 and 1995
               --------------------------------------------------

                                                                                            Limited Partners
                             Series         Series            Series             --------------------------------------
                               A              B                 C                Series          Series         Series
                             Units          Units             Units                 A              B              C
                             -----          -----             -----              ------          ------         ------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994          74,610        213,110           153,995           $11,495,848      $26,740,233   $15,045,473

Redemptions                  (4,450)       (18,901)          (14,783)             (769,303)      (2,763,697)   (1,714,081)

Net income                        -              -                 -             3,464,224        7,940,583     4,487,107
                         -----------   -----------       -----------           -----------      -----------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1995             70,160        194,209           139,212           $14,190,769      $31,917,119   $17,818,499
                         ===========   ===========       ===========           ===========      ===========   ===========

PARTNERS' CAPITAL,
  DECEMBER 31, 1995          63,573        168,337           117,797           $13,205,024      $28,450,897   $15,571,401

Redemptions                  (2,797)        (4,387)           (2,914)             (637,613)        (756,610)     (409,191)

Net loss                          -              -                 -              (247,166)        (567,858)     (314,370)
                         -----------   -----------       -----------           -----------      -----------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1996             60,776        163,950           114,883           $12,320,245      $27,126,429   $14,847,840
                         ===========   ===========       ===========           ===========      ===========   ===========



                                              General Partner
                                       ---------------------------
                                       Series     Series    Series
                                         A          B         C          Total
                                      ------     ------     ------       -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                  $135,628   $359,351   $210,911   $53,987,444

Redemptions                                 -          -          -    (5,247,081)

Net income                             42,548    111,933     65,813    16,112,208
                                     --------   --------   --------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1995                     $178,176   $471,284   $276,724   $64,852,571
                                     ========   ========   ========   ===========

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                  $164,028   $337,920   $192,564   $57,921,834

Redemptions                                 -          -          -    (1,803,414)

Net loss                               (3,856)    (7,005)    (4,231)   (1,144,486)
                                     --------   --------   --------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1996                     $160,172   $330,915   $188,333   $54,973,934
                                     ========   ========   ========   ===========


See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989 and engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. The Partnership raised $18,182,000 for its initial capitalization ("Series A Units") and commenced trading activities on January 5, 1990. The Partnership raised an additional $50,636,000 in a second offering of Units of limited partnership interest ("Series B Units") and commenced trading activities of the Series B Units on January 28, 1991. The Partnership raised an additional $40,000,000 in a third offering of Units of limited partnership interest ("Series C Units") and commenced trading activities of the Series C Units on January 2, 1992.
  Merrill Lynch Investment Partners Inc. (formerly, Merrill Lynch Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. ("Merrill Lynch"), which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also an affiliate of Merrill Lynch, is its commodity broker. MLIP has agreed to maintain a general partner's interest of at least 1% of the total capital in the Partnership. MLIP and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

  The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

  John W. Henry & Co., Inc. and Millburn Ridgefield Corporation are the funds only trading Advisors. Each had been allocated 50% of the total traded assets at the initial capitalization for each Series; however MLIP may in its discretion, reallocate the assets among the Advisors as of any month-end.

  Estimates
  ---------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition
  -------------------

  Commodity futures, options, and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

  Organization Costs and Operating Expenses
  -----------------------------------------

  The General Partner paid all organization and offering costs in connection with the offering of the Partnership's Series A and Series B Units and the General Partner advanced the offering expenses in connection with the offering of the Series C Units for which it was reimbursed from the proceeds of Series C subscriptions in 24 equal monthly installments; provided that the General Partner absorbed any costs to the extent they exceeded 1.5% of the Series C capitalization. The General Partner pays for all routine operating expenses, including legal, accounting, printing, postage and similar administrative expenses. The General Partner receives a portion of the brokerage commissions paid to MLF by the Partnership as reimbursement for the foregoing expenses.

  Income Taxes
  ------------

  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Partnership's income and expenses as reported for income tax purposes.

  Redemptions
  -----------

  A Limited Partner may require the Partnership to redeem some or all of such Limited Partner's Units at Net Asset Value as of the close of business on the last business day of any month upon ten calendar days' notice. Limited Partners who redeemed Units on or prior to the end of the sixth, twelfth, eighteenth and twenty-fourth full month after purchasing such Units were assessed redemption charges of 4%, 3%, 2% and 1%, respectively, of their unit's Net Asset Value as of the date of redemption; however, the General Partner has agreed to waive all redemption charges from March 31, 1993 forward.

  Dissolution of the Partnership
  ------------------------------

  The Partnership will terminate on December 31, 2016 or at an earlier date if certain conditions occur, as well as under certain other circumstances, as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

  All of the Partnership's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the Partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Partnership deposits margin in foreign currency denominated instruments or cash and earns interest generally at a rate of 0.5 of 1% per annum below the prevailing short-term government interest rate in the country in question. Any additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

  The Partnership pays brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .9792% (a 11.75% annual rate), and the Partnership began to pay an administrative fee to the General Partnership of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended March 31, 1996 and 1995, was approximately $174 and $56, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

  MLF pays the Advisors annual Consulting Fees equal to 4% of the average month-end net assets managed by each of them.

  The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP, that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB"), for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures contract-equivalent face amount of a foreign currency. No service fees are charged on any trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

  The F/X Desk trades using credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

  Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

  The Partnership's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Partnership's average month-end Net Assets.

3. AGREEMENTS

  The Partnership and the Advisors have each entered into Advisory Agreements. The Advisory Agreements with each Trading Advisor for each series of units are largely identical. The Advisory Agreements for Series A Units, Series B Units and Series C Units have been renewed and will terminate on January 31, 1997 with the option to renew for up to an additional one-year period.

  Fifteen percent of any New Trading Profit (as defined in the Limited Partnership Agreement) as of the end of each calendar quarter is paid to each Advisor based on the performance of the Partnership account managed by such Advisor, irrespective of the overall performance of the Partnership. Profit shares are also paid out in respect of Units redeemed as of the end of interim months during a calendar quarter, to the extent of 15% of any New Trading Profits attributable to such Units. John W. Henry & Co., Inc. owns 500 Series A Units, 500 Series B Units and 500 Series C Units of the Partnership. The Millburn Ridgefield Corporation owns 515 Series A Units, 500 Series B Units and 1,000 Series C Units of the Partnership.

4. INCOME/(LOSS) PER SERIES

  The profit and loss of the Series A, Series B and Series C Units for the quarters ended March 31, 1996 and 1995 is as follows:


                                              1996                                1995
                               ----------------------------------  ----------------------------------
                                Series A    Series B    Series C    Series A    Series B    Series C
                               ----------  ----------  ----------  ----------  ----------  ----------

REVENUES:
  Trading profit (loss):
    Realized                   $ 187,904   $ 374,498   $ 202,039   $1,580,198  $3,646,816  $2,043,874
    Change in unrealized        (162,297)   (354,813)   (195,917)   2,264,892   5,173,470   2,933,282
                               ---------   ---------   ---------   ----------  ----------  ----------

      Total trading results       25,607      19,685       6,122    3,845,090   8,820,286   4,977,156

Interest income                  135,303     300,294     165,518      145,045     336,188     189,075
                               ---------   ---------   ---------   ----------  ----------  ----------

      Total revenues             160,910     319,979     171,640    3,990,135   9,156,474   5,166,231
                               ---------   ---------   ---------   ----------  ----------  ----------


EXPENSES:
  Brokerage commissions          397,907     875,156     477,624      383,791     889,546     500,826
  Profit shares                    5,558       1,066       2,455       99,572     214,412     112,485
  Administrative expense           8,467      18,620      10,162            -           -           -
                               ---------   ---------   ---------   ----------  ----------  ----------

      Total expenses             411,932     894,842     490,241      483,363   1,103,958     613,311
                               ---------   ---------   ---------   ----------  ----------  ----------

NET INCOME                     $(251,222)  $(574,863)  $(318,601)  $3,506,772  $8,052,516  $4,552,920
                               =========   =========   =========   ==========  ==========  ==========

NET INCOME PER
UNIT OF PARTNERSHIP
INTEREST:

  Weighted average number
  of units outstanding            61,938     167,038     116,524       73,173     208,297     150,575
                               ---------   ---------   ---------   ----------  ----------  ----------

  Weighted average net
  income per unit                 $(4.05)     $(3.44)     $(2.73)      $47.92      $38.66      $30.24
                               =========   =========   =========   ==========  ==========  ==========

5. WEIGHTED AVERAGE UNITS

  The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

6. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, metals and energy. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:


                                       1996
                                       ----

Interest rate and Stock indices    $  (144,977)
Currencies                           1,257,371
Metals                              (1,060,980)
                                   -----------
                                   $    51,414
                                   ===========

  Market Risk
  -----------

  Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

  The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the two Advisors of the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisors themselves.

  Fair Value
  ----------

  The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                                           1996                                       1995
                        -----------------------------------------   ----------------------------------------
                          Commitment to         Commitment to         Commitment to        Commitment to
                        Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                        Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                        -------------------   -------------------   -------------------  -------------------
Interest rate
 and Stock
 indices                   $102,011,441           378,511,996           $316,321,139         $ 81,485,562
Currencies                  137,972,655           236,111,730            115,918,767          196,448,531
Metals                       19,309,630            15,080,438              4,396,075           19,975,248
                           ------------          ------------           ------------         ------------
                           $259,293,726          $629,704,164           $436,635,981         $297,909,341
                           ============          ============           ============         ============

  Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1996 expire within one year.

  The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:

                                           1996                                       1995
                        -----------------------------------------   ----------------------------------------
                          Commitment to         Commitment to         Commitment to        Commitment to
                        Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                        Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                        -------------------   -------------------   -------------------  -------------------
Exchange
  traded                   $111,841,927          $385,444,156            $317,647,209          $ 94,328,735
Non-Exchanged
  traded                    147,451,799           244,260,008             118,988,772           203,580,606
                           ------------          ------------            ------------          ------------
                           $259,293,726          $629,704,164            $436,635,981          $297,909,341
                           ============          ============            ============          ============

  The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:


                                           1996                                       1995
                        -----------------------------------------   ----------------------------------------
                          Commitment to         Commitment to         Commitment to        Commitment to
                        Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                        Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                        -------------------   -------------------   -------------------  -------------------
Interest rate
 and Stock
 indices                   $178,238,605          $356,129,449           $295,297,616         $ 44,755,764
Currencies                  227,861,974           144,972,483            252,057,126          240,468,554
Metals                       29,111,079            15,587,557             10,695,784           24,230,482
                           ------------          ------------           ------------         ------------
                           $435,211,658          $516,689,489           $558,050,526         $309,454,800
                           ============          ============           ============         ============

  A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and to sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

  Credit Risk
  -----------

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

  The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets is MLF.

  As of March 31,1996 and December 31, 1995, $24,377,776 and $19,033,635 of the
  Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

  The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:


                          1996                      1995
                 -----------------------  ------------------------
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized   Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  ------------

Exchange
  traded         $1,994,776  $1,442,511   $3,112,617  $ 2,803,973
Non-Exchanged
  traded          1,359,474    (395,320)   1,175,189   (1,043,755)
                 ----------  ----------   ----------  -----------

                 $3,354,250  $1,047,191   $4,287,806  $ 1,760,218
                 ==========  ==========   ==========  ===========

The partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections

         Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

Results of Operations - General
- -------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches).

Performance Summary
- -------------------
                                SERIES A UNITS:

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $11,919,220, and the Fund recognized gross trading gains of $3,845,090 or 32.26% of such average month-end Net Assets. Brokerage commissions of $383,791 or 3.22% and Profit Shares of $99,572 or 1.0% of average month-end Net Assets were paid. Interest income of $145,045 or 1.22% of average month-end Net Assets resulted in a net gain of $3,506,772 or 29.42% of average month-end Net Assets, which resulted in a 31.37% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $13,296,436, and the Fund recognized gross trading gains of $25,607 or 1.19% of such average month-end Net Assets. Brokerage commissions of $397,907 or 2.99%, Administrative expense of $8,467 or .06% and Profit Shares of $5,558 or .04% of average month-end Net Assets were paid. Interest income of $135,303 or 1.02% of average month-end Net Assets resulted in a net loss of $251,022 or (1.89)% of average month-end Net Assets which resulted in a 2.35% decrease in the Net Asset Value per Unit since December 31, 1995 of the Fund.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

              Jan.        Feb.        Mar.
              ----        ----        ----

1995          $146.85     $167.54     $204.80

1996          $231.67     $209.48     $205.35

                                SERIES B UNITS:

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $27,480,858, and the Fund recognized gross trading gains of $8,820,286 or 32.03% of such average month-end Net Assets. Brokerage commissions of $889,546 or 3.2% and Profit Shares of $214,412 or .78% of average month-end Net Assets were paid. Interest income of $336,188 or 1.22% of average month-end Net Assets resulted in a net gain of $8,052,516 or 29.50% of average month-end Net Assets, which resulted in a 31.15% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $29,353,567, and the Fund recognized gross trading gains of $19,685 or .07% of such average month-end Net Assets. Brokerage commissions of $875,156 or 2.98%, Administrative expense of $18,620 or .06% and Profit Shares of $1,066 or .00% of average month-end Net Assets were paid. Interest income of $300,294 or 1.02% of average month-end Net Assets resulted in net loss of $574,863 or (1.96)% of average month-end Net Assets which resulted in a 2.08% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

              Jan.        Feb.        Mar.
              ----        ----        ----

1995          $119.62     $136.63     $166.77

1996          $188.93     $171.14     $167.47

                                SERIES C UNITS:

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $17,551,021, and the Fund recognized gross trading gains of $4,977,156 or 32.22% of such average month-end Net Assets. Brokerage commissions of $500,826 or 3.24% and Profit Shares of $112,485 or .73% of average month-end Net Assets were paid. Interest income of $189,075 or 1.22% of average month-end Net Assets resulted in a net loss of $4,552,921 or 29.48% of average month-end Net Assets, which resulted in a 31.20% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $18,026,635, and the Fund recognized gross trading gains of $6,122 or .03% of such average month-end Net Assets. Brokerage commissions of $477,624 or 2.65%, Administrative expense of $10,162 or .06% and Profit Shares of $2,455 or .01% of average month-end Net Assets were paid. Interest income of $165,518 or .92% of average month-end Net Assets resulted in net loss of $318,601 or (2.47)% of average month-end Net Assets which resulted in a 2.20% decrease in the Net Asset Value since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

              Jan.        Feb.        Mar.
              ----        ----        ----

1995          $ 93.13     $106.27     $129.98

1996          $147.90     $133.80     $130.88

Importance of Market Factors
- ----------------------------

         Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day).
Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

         Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
- -------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
- ---------

         Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

     The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

Capital Resources
- -----------------

         The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other information

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

     There are no exhibits required to be filed as part of this document.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer,
                              Treasurer and Senior Vice President