Form 10-Q
period 1996-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 1996-08-13
CIK 853456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

                                 212-236-4161
              --------------------------------------------------
             (Registrant's telephone number, including area code)

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

                       This document contains 13 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                            June 30,       December 31,
                                                                              1996            1995
                                                                              ----            ----
ASSETS
- -----
Accrud interest                                                             $  183,066       $   236,588
Equity in commodity futures trading accounts:
    Cash and option premiums                                                 55,308,109       57,465,987
    Net unrealized gain on open contracts                                    (1,568,623)       1,760,218
                                                                           -------------    -------------

               TOTAL                                                        $53,922,552      $59,462,793
                                                                           =============    =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                                                         565,296         $946,331
    Brokerage commissions payable (Note 2)                                      527,992          594,628
    Profit shares payable                                                             -                -
    Administrative expense payable (Note 2)                                      11,234                -
                                                                           -------------   --------------

            Total liabilities                                                 1,104,522        1,540,959
                                                                           -------------   --------------
PARTNERS' CAPITAL:
    General Partner:
     780 and 780 Series A units outstanding                                     161,626         $164,028
     1,976 and 1,976 Series B units outstanding                                 333,226          337,920
     1,439 and 1,439 Series C units outstanding                                 189,636          192,564
    Limited Partners:
     58,378 and 62,793 Series A units outstanding                            12,096,769       13,205,024
     153,811 and 166,361 Series B units outstanding                          25,939,256       28,450,897
     106,971 and 116,358 Series C units outstanding                          14,097,517       15,571,401
                                                                           -------------   --------------

            Total partners' capital                                          52,818,030       57,921,834
                                                                           -------------   --------------

               TOTAL                                                        $53,922,552      $59,462,793
                                                                           =============   ==============

NET ASSET VALUE PER UNIT:
        Series A (Based on 59,158 and 63,573  Units outstanding)                 207.21          $210.29
                                                                                 =======         =======
        Series B (Based on 155,787 and 168,337 Units outstanding)                168.64          $171.02
                                                                                 =======         =======
        Series C (Based on 108,410 and 117,797 Units outstanding)                131.79          $133.82
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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                For the three       For the three     For the six      For the six
                                                months ended        months ended     months ended     months ended
                                                June 30, 1996       June 30, 1995    June 30, 1996    June 30, 1995
                                                -------------       -------------    -------------    -------------
     REVENUES:
      Trading profits (loss):
        Realized                                   $  615,673        $ 16,571,416       $1,380,114      $23,842,304
        Change in unrealized                          904,623         (12,556,553)         191,595       (2,184,909)
                                                -------------       --------------   --------------   --------------

            Total trading results                   1,520,296           4,014,863        1,571,709       21,657,395
                                                -------------       --------------   --------------   --------------

          Interest income                             565,881             746,507        1,166,996        1,416,815
                                                -------------       --------------   --------------   --------------

            Total revenues                          2,086,177           4,761,370        2,738,705       23,074,210
                                                -------------       --------------   --------------   --------------

     EXPENSES:
        Profit shares                                 -                   302,357            9,079          728,826
        Brokerage commissions (Note 2)              1,622,231           1,999,149        3,372,919        3,773,312
        Administrative expense (Note 2)                34,516              -                71,763           -
                                                -------------       --------------   --------------   --------------


               Total expenses                       1,656,747           2,301,506        3,453,761        4,502,138
                                                -------------       --------------   --------------   --------------

     NET INCOME (LOSS)                             $  429,430        $  2,459,864        $(715,056)     $18,572,072
                                                =============       ==============   ==============   ==============

     NET INCOME (LOSS) PER UNIT:
         Weighted average number of units
         outstanding                                  333,240             389,925          339,371          410,986
                                                      =======             ========        =========         ========
         Weighted average net income
         (loss) per unit                                $1.29               $6.31           $(2.11)          $45.19
                                                        =====               ======          =======          =======

     See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware Limited Partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                   Series       Series        Series           Limited Partners
                                                                      -------------------------------------------------------
                                      A            B             C             Series                Series         Series
                                    Units        Units         Units             A                     B              C
                                    -----        -----         -----             -                     -              -
     PARTNERS' CAPITAL,
      DECEMBER 31, 1994             74,610       213,110       153,995      $11,495,848           $26,740,233    $15,045,473

     Redemptions                   (8,202)       (31,935)      (26,342)      (1,574,921)           (5,038,296)    (3,286,214)

     Net income                       -             -             -           4,017,408             9,131,959      5,167,918
                                   --------     ---------     ---------     -------------         ------------   ------------

     PARTNERS' CAPITAL,
      JUNE 30, 1995                 66,408       181,175       127,653       $13,938,335          $30,833,896    $16,927,177
                                    =======      ========      ========      ============         ============   ============

     PARTNERS' CAPITAL,
      DECEMBER 31, 1995             63,573     168,337         117,797       $13,205,024          $28,450,897    $15,571,401

     Redemptions                   (4,415)    (12,550)         (9,387)         (979,241)          (2,147,090)    (1,262,417)

     Net loss                        -           -               -             (129,014)            (364,551)      (211,467)
                                  --------   ---------       ---------       -------------        ------------   ------------

     PARTNERS' CAPITAL,
      JUNE 30, 1996                 59,158     155,787         108,410       $12,096,769          $25,939,256    $14,097,517
                                  ========    =========       =========      ============         ============   ============

                                                           General Partner
                                        -------------------------------------------
                                          Series        Series         Series
                                            A             B              C             Total
                                            -             -              -             -----
     PARTNERS' CAPITAL,
      DECEMBER 31, 1994                   $135,628      $359,351       $210,911      $53,987,444

     Redemptions                              -             -              -          (9,899,431)

     Net income                             49,397       129,212         76,178       18,572,072
                                          ---------     ---------      ---------      -----------

     PARTNERS' CAPITAL,
      JUNE 30, 1995                       $185,025      $488,563       $287,089      $62,660,085
                                          =========     =========      =========     ============

     PARTNERS' CAPITAL,
      DECEMBER 31, 1995                   $164,028      $337,920       $192,564      $57,921,834

     Redemptions                             -             -              -           (4,388,748)

     Net loss                               (2,402)       (4,694)        (2,928)        (715,056)
                                         ----------    ----------     ----------    -------------

     PARTNERS' CAPITAL,
      JUNE 30, 1996                       $161,626      $333,226       $189,636      $52,818,030
                                          =========     =========      =========     ============

     See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .9792% (a 11.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995, was approximately $103 and $56, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees equal to 4% of the average month end net assets managed by each of them.

3.   INCOME/(LOSS) PER SERIES

     The profit and loss of the Series A, Series B and Series C Units for the three months ended June 30, 1996 and 1995 is as follows:

                                            1996                                      1995
                               -------------------------------            ----------------------------------
                                 Series A   Series B   Series C         Series A      Series B      Series C
                                 --------   --------   --------         --------      --------      --------
REVENUES:
  Trading profit (loss):
    Realized                      $157,322    $298,959  $159,392        $3,669,069    $8,253,301    $4,649,046
    Change in unrealized           212,893     450,062   241,668        (2,760,088)   (6,272,172)   (3,524,293)
                                   -------    --------   -------        ----------    ----------    ----------

      Total trading results        370,215     749,021   401,060          (908,981)    1,981,129     1,124,753

Interest income                    127,298     282,715   155,868          166 ,930       372,900       206,677
                                   -------  ----------   -------        ----------    ----------    ----------

      Total revenues               497,513   1,031,736   556,928         1,075,911     2,354,029     1,331,430
                                   -------   ---------   -------        ----------    ----------    ----------


EXPENSES:
  Brokerage commissions            370,034     808,906   443,291           446,507       997,888       554,754
  Profit shares                          -           -         -            69,371       147,486        85,500
  Administrative expense             7,875      17,211     9,430                 -             -             -
                                   -------     -------   -------        ----------    ----------    ----------

      Total expenses               377,909     826,117   452,721           515,878     1,145,374       640,254
                                   -------  ----------  --------       -----------   -----------   -----------

NET INCOME                        $119,604    $205,619  $104,207          $560,033    $1,208,655      $691,176
                                  ========  ==========  ========       ===========   ===========   ===========

NET INCOME PER
UNIT OF PARTNERSHIP
INTEREST:

  Weighted average number
  of units outstanding              60,901     163,857   114,613            68,255       187,768       133,902
                                    ------     -------   -------            ------       -------       -------

  Weighted average net
  income per unit                    $1.96       $1.25      $.91             $8.21         $6.44         $5.16
                                  ========      ======   =======             =====         =====         =====

     The profit and loss of the Series A, Series B and Series C Units for the six months ended June 30, 1996 and 1995 is as follows:

                                              1996                                   1995
                               ----------------------------------       ---------------------------------
                                Series A    Series B     Series C       Series A      Series B     Series C
                                --------    --------     --------       --------      --------     --------
REVENUES:
  Trading profit (loss):
    Realized                    $345,225     $673,456    $361,433      $5,249,267   $11,900,117   $6,692,920
    Change in unrealized          50,596       95,249      45,750        (495,196)   (1,098,702)    (591,011)
                                --------    ---------    --------      ----------   -----------   ----------

      Total trading results      395,821      768,705     407,183       4,754,071    10,801,415    6,101,909

Interest income                  262,601      583,009     321,386         311,975       709,088      395,752
                                --------    ---------    --------      ----------   -----------   ----------

      Total revenues             658,422    1,351,714     728,569       5,066,046    11,510,503    6,497,661
                                --------    ---------    --------      ----------   -----------   ----------

EXPENSES:
  Brokerage commissions          767,943    1,684,061     920,915      830,298     1,887,434    1,055,580
  Profit shares                   16,339       35,831      19,593      168,943       361,898      197,985
  Administrative expense           5,557        1,065       2,457         -             -            -
                               ----------  -----------  ----------  -----------   -----------  -----------

      Total expenses             789,839    1,720,957     942,965      999,241     2,249,332    1,253,565
                               ----------  -----------  ----------  -----------   -----------  -----------

NET INCOME                     $(131,417)  $ (369,243)  $(214,396)  $4,066,805    $9,261,171   $5,244,096
                               ==========  ===========  ==========  ===========   ===========  ===========

NET INCOME PER
UNIT OF PARTNERSHIP
INTEREST:

  Weighted average number
  of units outstanding            60,901      163,857     114,613       70,714       198,033      142,239
                               ----------  -----------  ----------  -----------   -----------  -----------

  Weighted average net
  income per unit               $  (2.16)   $   (2.25)   $  (1.87)      $57.51        $46.77       $36.87
                               ==========  ===========  ==========      =======       =======      =======

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, metals and energy. The Partnership's revenues by reporting category for the quarter ended June 30, 1996 were as follows:

                                             1996
                                             ----
     Interest rate and Stock indices       $(2,450,982)
     Currencies                              4,229,451
     Metals                                   (206,760)
                                         ---------------

                                           $ 1,571,709
                                         ===============

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

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                       1996                                        1995
                ----------------------------------------------- ------------------------------------------

                        Commitment to         Commitment to         Commitment to        Commitment to
                      Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                     Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                     -------------------   ------------------    ------------------   -------------------
     Interest rate
      and Stock indices  $180,692,490          $157,534,070            $316,321,139       $ 81,485,562
     Currencies           159,937,357           197,626,294             115,918,767        196,448,531
     Metals                 6,417,720            40,651,745               4,396,075         19,975,248
                      ----------------       ---------------         ---------------    --------------

                         $347,047,567          $395,812,109            $436,635,981       $297,909,341
                      ================       ===============         ===============    ==============

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                            1996                                               1995
                              ----------------------------------------   --------------------------------------

                                  Commitment to         Commitment to        Commitment to        Commitment to
                                Purchase (Futures,      Sell (Futures,     Purchase (Futures,     Sell (Futures,
                               Options & Forwards)   Options & Forwards)  Options & Forwards)  Options & Forwards)
                               ------------------    ------------------   ------------------   -------------------
     Exchange traded               $181,658,885         $190,004,455          $317,647,209         $ 94,328,735
     Non-Exchange traded            165,388,682          205,807,654           118,988,772          203,580,606
                               -----------------     ----------------     -----------------    -----------------

                                   $347,047,567         $395,812,109          $436,635,981         $297,909,341
                               =================     ================     =================    =================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                          1995
                     -----------------------------------------   --------------------------------------------

                        Commitment to          Commitment to          Commitment to          Commitment to
                      Purchase (Futures,       Sell (Futures,       Purchase (Futures,      Sell (Futures,
                     Options & Forwards)    Options & Forwards)    Options & Forwards)    Options & Forwards)
                     -------------------    -------------------    -------------------    -------------------
     Interest rate
      and Stock indices      $167,473,022      $258,870,989           $295,297,616           $ 44,755,764
     Currencies               262,635,037       351,634,879            252,057,126            240,468,554
     Metals                    22,755,628        30,080,714             10,695,784             24,230,482
                           ---------------  ----------------       ----------------       ----------------

                             $452,863,687      $640,586,582           $558,050,526           $309,454,800
                           ===============  ================       ================       ================

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

     As of June 30,1996 and December 31, 1995, $14,915,784 and $19,033,635 of
     the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                        1996                                   1995
                                        ----                                   ----
                               Gross               Net                Gross              Net
                            Unrealized         Unrealized          Unrealized        Unrealized
                               Gain            Gain (Loss)            Gain           Gain (Loss)
                            ----------        ------------         ----------       ------------
     Exchange traded        $1,694,905           $ 1,095,967          $3,112,617       $ 2,803,973
     Non-Exchange traded     2,398,693            (2,664,590)          1,175,189        (1,043,755)
                         --------------       ----------------    ---------------   ---------------

                            $4,093,598           $(1,568,623)         $4,287,806       $ 1,760,218
                         ==============       ================    ===============   ===============

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

Performance Summary
- -------------------

                                SERIES A UNITS:

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $13,164,709, and the Fund recognized gross trading gains of $4,754,070 or 36.11% of such average month-end Net Assets. Brokerage commissions of $830,298 or 6.31% and Profit Shares of $168,943
or 1.28% of average month-end Net Assets were paid. Interest income of $311,975 or 2.37% of average month-end Net Assets resulted in a net gain of $4,066,805 or 30.89% of average month-end Net Assets, which resulted in a 36.42% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $12,845,261, and the Fund recognized gross trading gains of $395,824 or 3.08% of such average month-end Net Assets. Brokerage commissions of $767,943 or 5.98%, Administrative expense of $16,338 or .13% and Profit Shares of $5,558 or .04% of average month-end Net Assets were paid. Interest income of $262,602 or 2.04% of average month-end Net Assets resulted in a net loss of $131,413 or 1.02% of average month-end Net Assets which resulted in a 1.46% decrease in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
         --------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
         --------------------------------------------------------------
          1995    $146.85  $167.54  $204.80  $214.46  $216.21  $212.68
         --------------------------------------------------------------
          1996    $231.67  $209.48  $205.35  $213.42  $204.22  $207.21
         --------------------------------------------------------------

                                SERIES B UNITS:

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $29,812,546, and the Fund recognized gross trading gains of $10,801,415 or 36.23% of such average month-end Net Assets. Brokerage commissions of $1,887,434 or 6.33% and Profit Shares of $361,898 or 1.21% of average month-end Net Assets were paid. Interest income of $709,088 or 2.38% of average month-end Net Assets resulted in a net gain of $9,261,171 or 31.06% of average month-end Net Assets, which resulted in a 36.96% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $28,174,692, and the Fund recognized gross trading gains of $768,705 or 2.73% of such average month-end Net Assets. Brokerage commissions of $1,684,061 or 5.98%, Administrative expense of $35,831 or .13% and Profit Shares of $1,066 or .004% of average month-end Net Assets were paid. Interest income of $583,008 or 2.07% of average month-end Net Assets resulted in net loss of $369,245 or 1.31% of average month-end Net Assets which resulted in a 1.39% decrease in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
        --------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
        --------------------------------------------------------------
         1995    $119.62  $136.63  $166.77  $174.39  $175.54  $172.89
        --------------------------------------------------------------
         1996    $188.93  $171.14  $167.47  $173.94  $166.31  $168.64
        --------------------------------------------------------------

                                SERIES C UNITS:

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $16,629,985, and the Fund recognized gross trading gains of $6,101,910 or 36.69% of such average month-end Net Assets. Brokerage commissions of $1,055,580 or 6.35% and Profit Shares of $197,985 or 1.19% of average month-end Net Assets were paid. Interest income of $395,752 or 2.38% of average month-end Net Assets resulted in a net gain of $5,244,096 or 31.53% of average month-end Net Assets, which resulted in a 36.12% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $15,398,289, and the Fund recognized gross trading gains of $407,180 or 2.64% of such average month-end Net Assets. Brokerage commissions of $920,915 or 5.98%, Administrative expense of $19,594 or .13% and Profit Shares of $2,455 or .02% of average month-end Net Assets were paid. Interest income of $321,386 or 2.09% of average month-end Net Assets resulted in net loss of $214,398 or 1.39% of average month-end Net Assets which resulted in a 1.52% decrease in the Net Asset Value since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT
        --------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
        --------------------------------------------------------------
         1995    $ 93.13  $106.27  $129.98  $135.87  $136.83  $134.85
        --------------------------------------------------------------
         1996    $147.90  $133.80  $130.88  $135.93  $129.91  $131.79
        --------------------------------------------------------------

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

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                   JOHN W. HENRY & CO./MILLBURN L.P.



                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)



Date:  August 9, 1996              By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date:  August 9, 1996              By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President