Form 10-Q
period 1996-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 1996-11-12
CIK 853456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                        06-1287586
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
              --------------------------------------------------
             (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes  X   No
                                                                   -----   -----

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                       September 30,          December 31,
                                                                           1996                   1995
                                                                           ----                   ----
ASSETS
------
Accrued interest                                                           $   169,496            $   236,588
Equity in commodity futures trading accounts:
    Cash and option premiums                                                49,062,964             57,465,987
    Net unrealized gain on open contracts                                    3,620,260              1,760,218
                                                                         ----------------     ----------------

                TOTAL                                                      $52,852,720            $59,462,793
                                                                         ================     ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                    $   740,311            $   946,331
    Brokerage commissions payable (Note 2)                                     517,516                594,628
    Profit shares payable                                                       -                     -
    Administrative expense payable (Note 2)                                     11,011                -
                                                                         ----------------     ----------------

            Total liabilities                                                1,268,838              1,540,959
                                                                         ----------------     ----------------

PARTNERS' CAPITAL:
    General Partner:
     780 and 780 Series A units outstanding                              $     162,543               $164,028
   1,976 and 1,976 Series B units outstanding                                  334,907                337,920
   1,439 and 1,439 Series C units outstanding                                  190,263                192,564
    Limited Partners:
  57,720 and 62,793 Series A units outstanding                              12,028,266             13,205,024
 149,231 and 166,361 Series B units outstanding                             25,293,836             28,450,897
 102,659 and 116,358 Series C units outstanding                             13,574,067             15,571,401
                                                                         ----------------     ----------------

            Total partners' capital                                         51,583,882             57,921,834
                                                                         ----------------     ----------------

                TOTAL                                                      $52,852,720            $59,462,793
                                                                         ================     ================

NET ASSET VALUE PER UNIT:
        Series A (Based on 58,500 and  63,573 units outstanding)               $208.39                $210.29
                                                                               =======                =======
        Series B (Based on 151,207 and 168,337 units outstanding)              $169.49                $171.02
                                                                               =======                =======
        Series C (Based on 104,098 and 117,797 units outstanding)              $132.22                $133.82
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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For the three       For the three        For the nine         For the nine
                                             months ended        months ended        months ended         months ended
                                             September 30,       September 30,       September 30,        September 30,
                                                 1996                1995                1996                 1995
                                            --------------      --------------       -------------        -------------
REVENUES:
    Trading (loss) profits:
        Realized                                 $(393,434)         $1,469,120         $   986,680          $25,311,425
        Change in unrealized                     1,668,447          (1,697,994)          1,860,042           (3,882,903)
                                           -----------------   -----------------    ----------------    -----------------

            Total trading results                1,275,013            (228,874)          2,846,722           21,428,522
                                           -----------------   -----------------    ----------------    -----------------

    Interest income                                536,654             775,303           1,703,650            2,192,119
                                           -----------------   -----------------    ----------------    -----------------

            Total revenues                       1,811,667             546,429           4,550,372           23,620,641
                                           -----------------   -----------------    ----------------    -----------------

EXPENSES:
    Profit shares                                   -                      312               9,078              729,139
    Brokerage commissions (Note 2)               1,544,898           1,846,477           4,917,818            5,619,789
    Administrative expense (Note 2)                 32,872              -                  104,635               -
                                           -----------------   -----------------    ----------------    -----------------


            Total expenses                       1,577,770           1,846,789           5,031,531            6,348,928
                                           -----------------   -----------------    ----------------    -----------------

NET INCOME (LOSS)                               $  233,897         $(1,300,360)        $  (481,159)         $17,271,713
                                           =================   =================    ================    =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                321,184             370,903             333,307              397,623
                                                   ========            ========            ========             =======
    Weighted average net income
        (loss) per Limited Partner
         unit and General Partner
         unit                                        $0.73              $(3.51)             $(1.44)              $43.44
                                                     ======             =======             =======              ======

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware Limited Partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                                                                      Limited Partners
                                  Series       Series      Series    ------------------------------------------------
                                     A            B           C           Series           Series           Series
                                   Units        Units       Units            A                B                C
                                   -----        -----       -----            -                -                -
PARTNERS' CAPITAL,
  DECEMBER 31, 1994              74,610       213,110      153,995     $11,495,848      $26,740,233      $15,045,473

Redemptions                     (10,012)      (39,230)     (30,417)     (1,951,460)      (6,276,410)      (3,828,082)

Net income                         -            -            -           3,702,632        8,473,031        4,861,192
                               ---------   -----------  -----------  --------------   --------------   --------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995             64,598       173,880      123,578     $13,247,020      $28,936,854      $16,078,583
                               =========   ===========  ===========  ==============   ==============   ==============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995              63,573       168,337      117,797     $13,205,024      $28,450,897      $15,571,401

Redemptions                      (5,073)      (17,130)     (13,699)     (1,113,315)      (2,915,985)      (1,827,493)

Net loss                           -            -            -             (63,443)        (241,076)        (169,841)
                               ---------   -----------  -----------  --------------   --------------   --------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996             58,500       151,207      104,098    $ 12,028,266     $ 25,293,836     $ 13,574,067
                               =========   ===========  ===========  ==============   ==============   ==============

                                        General Partner
                            ---------------------------------------
                                Series       Series       Series
                                   A            B            C           Total
                                   -            -            -           -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994           $135,628     $359,351     $210,911      $53,987,444

Redemptions                      -            -            -          (12,055,952)

Net income                      45,215      118,707       70,936       17,271,713
                            -----------   ----------   ----------   --------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995          $180,843     $478,058     $281,847      $59,203,205
                            ===========   ==========   ==========   ==============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995           $164,028     $337,920     $192,564      $57,921,834

Redemptions                      -            -            -           (5,856,793)

Net loss                        (1,485)      (3,013)      (2,301)        (481,159)
                            -----------   ----------   ----------   --------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996          $162,543     $334,907     $190,263      $51,583,882
                            ===========   ==========   ==========   ==============

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .9792% (a 11.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995, was approximately $165 and $56, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees equal to 4% of the average month-end net assets managed by each of them.

3.   INCOME/(LOSS) PER SERIES

     The profit and loss of the Series A, Series B and Series C Units for the three months ended September 30, 1996 and 1995 is as follows:

                                                       1996                                           1995
                                     ----------------------------------------       ----------------------------------------
                                     Series A        Series B        Series C       Series A        Series B        Series C
                                     --------        --------        --------       --------        --------        --------

REVENUES:
  Trading (loss) profit:
    Realized                        $(70,691)       $(192,476)       $(130,267)      $311,943        $699,762        $457,415
    Change in unrealized             380,443          834,090          453,914       (387,771)       (835,670)       (474,553)
                                -------------   --------------   -------------- --------------  --------------  --------------

      Total trading results          309,752          641,614          323,647        (75,828)       (135,908)        (17,138)

Interest income                      124,044          267,807          144,803        173,279         388,357         213,667
                                -------------   --------------   -------------- --------------  --------------  --------------

      Total revenues                 433,796          909,421          468,450         97,451         252,449         196,529
                                -------------   --------------   -------------- --------------  --------------  --------------

EXPENSES:
  Profit shares                       -                -                -                  25             160             127
  Brokerage commissions              359,655          767,928          417,315        416,385         921,722         508,370
  Administrative expense               7,653           16,339            8,880         -               -               -
                                -------------   --------------   -------------- --------------  --------------  --------------

      Total expenses                 367,308          784,267          426,195        416,410         921,882         508,497
                                -------------   --------------   -------------- --------------  --------------  --------------

NET INCOME (LOSS)                   $ 66,488        $ 125,154        $  42,255      $(318,959)      $(669,433)      $(311,968)
                                =============   ==============   ============== ==============  ==============  ==============

NET INCOME (LOSS)
PER UNIT OF
PARTNERSHIP INTEREST:

  Weighted average number
  of units outstanding                58,918          154,634          107,632         65,738         178,899         126,266
                                      =======         ========         ========        =======        ========        =======

  Weighted average net
  income (loss) per Limited
  Partner unit and General
  Partner unit                         $1.13             $.81             $.39         $(4.85)         $(3.74)         $(2.47)
                                       ======            =====            =====        =======         =======         =======

     The profit and loss of the Series A, Series B and Series C Units for the nine months ended September 30, 1996 and 1995 is as follows:

                                                       1996                                           1995
                                     ----------------------------------------       ----------------------------------------
                                     Series A        Series B        Series C       Series A        Series B        Series C
                                     --------        --------        --------       --------        --------        --------

REVENUES:
  Trading profit (loss):
    Realized                        $274,534       $ 480,980          $231,166      $5,561,210     $12,599,880     $7,150,335
    Change in unrealized             431,039         929,339           499,664        (882,967)     (1,934,372)    (1,065,564)
                                -------------   -------------    --------------   -------------  -------------- --------------

      Total trading results          705,573       1,410,319           730,830       4,678,243      10,665,508      6,084,771
                                -------------   -------------    --------------   -------------  -------------- --------------

Interest income                      386,645         850,816           466,189         485,255       1,097,445        609,419
                                -------------   -------------    --------------   -------------  -------------- --------------

      Total revenues               1,092,218       2,261,135         1,197,019       5,163,498      11,762,953      6,694,190
                                -------------   -------------    --------------   -------------  -------------- --------------

EXPENSES:
  Profit shares                        5,557           1,065             2,456         168,968         362,058        198,113
  Brokerage commissions            1,127,598       2,451,989         1,338,231       1,246,683       2,809,157      1,563,949
  Administrative expense              23,992          52,170            28,473          -               -              -
                                -------------   -------------    --------------   -------------  -------------- --------------

      Total expenses               1,157,147       2,505,224         1,369,160       1,415,651       3,171,215      1,762,062
                                -------------   -------------    --------------   -------------  -------------- --------------

NET (LOSS) INCOME                $   (64,929)    $   (244,089)    $   (172,141)     $3,747,847      $8,591,738     $4,932,128
                                =============   =============    ==============   =============  ============== ==============

NET (LOSS) INCOME
PER UNIT OF
PARTNERSHIP INTEREST:
  Weighted average number
  of units outstanding                60,240         160,784           112,283          69,056         191,655        136,912
                                      =======        ========          ========         =======        ========       ========

  Weighted average net
  (loss) income per Limited
  Partner unit and General
  Partner unit                        $(1.08)         $(1.52)           $(1.53)         $54.27          $44.83         $36.02
                                      =======         =======           =======         =======         =======        =======



4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, metals and energy. The Partnership's revenues by reporting category for the quarter ended September 30, 1996 were as follows:

                                                   1996
                                                   ----

      Interest rate and Stock indices              $1,190,889
      Currencies                                    1,521,270
      Metals                                          134,563
                                            ------------------

                                                   $2,846,722
                                            ==================

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

Fair Value
----------

The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                    1996                                               1995
              ---------------------------------------------------   ------------------------------------------

                   Commitment to              Commitment to           Commitment to           Commitment to
                 Purchase (Futures,           Sell (Futures,        Purchase (Futures,        Sell (Futures,
                 Options & Forwards)        Options & Forwards)     Options & Forwards)     Options & Forwards)
                 -------------------        -------------------     -------------------     -------------------

Interest rate
  and Stock
  indices               $283,234,975             $15,807,463               $316,321,139          $ 81,485,562
Currencies               124,758,279             171,013,274                115,918,767           196,448,531
Metals                     6,690,003              54,211,942                  4,396,075            19,975,248
                    -----------------       -----------------         ------------------     -----------------

                        $414,683,257            $241,032,679               $436,635,981          $297,909,341
                    =================       =================         ==================     =================

Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                   1996                                                   1995
             ---------------------------------------------------    ----------------------------------------------

                         Commitment to        Commitment to           Commitment to           Commitment to
                      Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                      Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                      -------------------   -------------------     -------------------     -------------------

Exchange
  traded                    $289,251,875             $60,553,913            $317,647,209            $94,328,735
Non-Exchange
  traded                     125,431,382             180,478,766             118,988,772            203,580,606
                     --------------------    --------------------   ---------------------   --------------------
                            $414,683,257            $241,032,679            $436,635,981           $297,909,341
                     ====================    ====================   =====================   ====================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                   1996                                            1995
                ------------------------------------------     --------------------------------------------
                   Commitment to          Commitment to           Commitment to          Commitment to
                Purchase (Futures,       Sell (Futures,        Purchase (Futures,       Sell (Futures,
                Options & Forwards)    Options & Forwards)     Options & Forwards)    Options & Forwards)
                -------------------    -------------------     -------------------    -------------------

Interest rate
  and Stock
  indices             $262,718,459         $190,736,113              $295,297,616             $44,755,764
Currencies             303,052,896          343,377,281               252,057,126             240,468,554
Metals                  18,608,872           32,082,586                10,695,784              24,230,482
                 ------------------    -----------------      --------------------     -------------------

                      $584,380,227         $566,195,980              $558,050,526            $309,454,800
                 ==================    =================      ====================     ===================

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

     As of September 30,1996 and December 31, 1995, $16,910,709 and $19,033,635
     of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                            1996                                           1995
                                            ----                                           ----
                                  Gross                  Net                    Gross                    Net
                               Unrealized            Unrealized              Unrealized              Unrealized
                                  Gain               Gain (Loss)                Gain                 Gain (Loss)
                               -------               -----------             -------                 -----------

     Exchange
       traded                     $3,312,101              $2,750,309              $3,112,617             $2,803,973
     Non-Exchange
       traded                      2,900,503                 869,951               1,175,189             (1,043,755)
                         --------------------    --------------------   ---------------------   --------------------

                                  $6,212,604              $3,620,260              $4,287,806             $1,760,218
                         ====================    ====================   =====================   ====================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

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

Results of Operations - General
-------------------------------
             MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
-------------------
                                SERIES A Units:
            During the first nine months of 1995, the Fund's average month-end Net Assets equalled $13,352,757, and the Fund recognized gross trading gains of $4,678,243 or 35.04% of such average month-end Net Assets. Brokerage commissions of $1,246,683 or 9.34% and Profit Shares of $168,968 or 1.27% of average month-end Net Assets were paid. Interest income of $485,255 or 3.63% of average month-end Net Assets resulted in a net gain of $3,747,847 or 28.07% of average month-end Net Assets, which resulted in a 33.3% increase in the Net Asset Value per Unit since December 31, 1994.

            During the first nine months of 1996, the Fund's average month-end Net Assets equalled $12,592,749, and the Fund recognized gross trading gains of $705,573 or 5.60% of such average month-end Net Assets. Brokerage commissions of $1,127,598 or 8.95%, Administrative expense of $23,992 or 0.19% and Profit Shares of $5,557 or .04% of average month-end Net Assets were paid. Interest income of $386,645 or 3.07% of average month-end Net Assets resulted in a net loss of $64,929 or .52% of average month-end Net Assets which resulted in a .90% decrease in the Net Asset Value per Unit since December 31, 1995.

            During the first nine months of 1996 and 1995, the Fund experienced 9 profitable months and 9 unprofitable months.

                                  MONTH-END NET ASSET VALUE PER SERIES A UNIT
            ---------------------------------------------------------------------------------------
                    Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
            ---------------------------------------------------------------------------------------
            1995    $146.85  $167.54 $204.80  $214.46  $216.21  $212.68  $207.03 $212.10  $207.87
            ---------------------------------------------------------------------------------------
            1996    $231.67  $209.48 $205.35  $213.42  $204.22  $207.21  $206.87 $201.95  $208.39
            ---------------------------------------------------------------------------------------

                                SERIES B Units:
            During the first nine months of 1995, the Fund's average month-end Net Assets equalled $29,980,684, and the Fund recognized gross trading gains of $10,665,508 or 35.57% of such average month-end Net Assets. Brokerage commissions of $2,809,157 or 9.37% and Profit Shares of $362,058 or 1.21% of average month-end Net Assets were paid. Interest income of $1,097,445 or 3.66% of average month-end Net Assets resulted in a net gain of $8,591,738 or 28.66% of average month-end Net Assets, which resulted in a 33.0% increase in the Net Asset Value per Unit since December 31, 1994.

            During the first nine months of 1996, the Fund's average month-end Net Assets equalled $27,373,367, and the Fund recognized gross trading gains of $1,410,319 or 5.15% of such average month-end Net Assets. Brokerage commissions of $2,451,989 or 8.96%, Administrative expense of $52,170 or .19% and Profit Shares of $1,065 or 0% of average month-end Net Assets were paid. Interest income of $850,816 or 3.11% of average month-end Net Assets resulted in net loss of $244,089 or .89% of average month-end Net Assets which resulted in a .89% decrease in the Net Asset Value per Unit since December 31, 1995.

            During the first nine months of 1996 and 1995, the Fund experienced 9 profitable months and 9 unprofitable months.

                                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
            ---------------------------------------------------------------------------------------
                    Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
            ---------------------------------------------------------------------------------------
            1995    $119.62  $136.63 $166.77  $174.39  $175.54  $172.89  $168.13 $172.70  $169.17
            ---------------------------------------------------------------------------------------
            1996    $188.93  $171.14 $167.47  $173.94  $166.31  $168.64  $168.41 $164.21  $169.49
            ---------------------------------------------------------------------------------------

                                SERIES C Units:
            During the first nine months of 1995, the Fund's average month-end Net Assets equalled $16,629,985, and the Fund recognized gross trading gains of $6,084,771 or 36.59% of such average month-end Net Assets. Brokerage commissions of $1,563,949 or 9.40% and Profit Shares of $198,113 or 1.19% of average month-end Net Assets were paid. Interest income of $609,419 or 3.66% of average month-end Net Assets resulted in a net gain of $4,932,128 or 29.66% of average month-end Net Assets, which resulted in a 33.6% increase in the Net Asset Value per Unit since December 31, 1994.

            During the first nine months of 1996, the Fund's average month-end Net Assets equalled

$15,398,289, and the Fund recognized gross trading gains of $730,830 or 4.75% of such average month-end Net Assets. Brokerage commissions of $1,338,231 or 8.69%, Administrative expense of $28,473 or .19% and Profit Shares of $2,456 or .02% of average month-end Net Assets were paid. Interest income of $466,189 or 3.03% of average month-end Net Assets resulted in net loss of $172,141 or 1.12% of average month-end Net Assets which resulted in a 1.20% decrease in the Net Asset Value since December 31, 1995.

            During the first nine months of 1996 and 1995, the Fund experienced 9 profitable months and 9 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

            ---------------------------------------------------------------------------------------
                    Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
            ---------------------------------------------------------------------------------------
            1995    $93.13   $106.27 $129.98  $135.87  $136.83  $134.85  $131.16 $134.97  $132.39
            ---------------------------------------------------------------------------------------
            1996    $147.90  $133.80 $130.88  $135.93  $129.91  $131.79  $131.69 $128.12  $132.22
            ---------------------------------------------------------------------------------------

Importance of Market Factors
----------------------------
            Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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

MLIP's Advisor Selections
-------------------------
            MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
---------
            Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

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

Capital Resources
-----------------
            The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

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

          There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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


                                   JOHN W. HENRY & CO./MILLBURN L.P.



                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)




Date:  November 11, 1996           By /s/ JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director




Date:  November 11, 1996           By /s/ JAMES M. BERNARD
                                      --------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President