Form 10-Q
period 1997-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 1997-05-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

                                  212-236-4161
               -------------------------------------------------
              (Registrants telephone number, including area code)

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

                        This document contains 11 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                          ------------  ------------
ASSETS
------
Investments                               $ 63,659,714  $ 60,834,087
Receivable from investments                       -          779,075
                                          ------------  ------------

                TOTAL                     $ 63,659,714  $ 61,613,162
                                          ============  ============

LIABILITIES AND PARTNERS CAPITAL
--------------------------------

LIABILITIES:
    Redemptions payable                   $    460,935  $    778,385
    Profit shares payable                            -           689
                                          ------------  ------------

            Total liabilities                  460,935       779,074
                                          ------------  ------------

PARTNERS CAPITAL:
    General Partner:
      (  780 and    780 Series A units)        208,993       196,983
      (1,976 and 1,976 Series B units)         430,324       405,594
      (1,439 and 1,439 Series C units)         244,227       230,192
    Limited Partners:
      (  53,931 and  55,596 Series A
         units)                             14,450,427    14,040,479
      (143,419 and 146,552 Series B
         units)                             31,234,360    30,082,484
      (  97,983 and  99,256 Series C
         units)                             16,630,448    15,878,356
                                          ------------  ------------

            Total partners capital          63,198,779    60,834,088
                                          ------------  ------------

                TOTAL                     $ 63,659,714  $ 61,613,162
                                          ============  ============

NET ASSET VALUE PER UNIT:
        Series A (Based on  54,711 and         $267.94       $252.54
         56,376 units outstanding)             =======       =======
        Series B (Based on 145,395 and         $217.78       $205.27
         148,528 units outstanding)            =======       =======
        Series C (Based on   99,422 and        $169.73       $159.97
         100,695 units outstanding)            =======       =======

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        For the three   For the three
                                        months ended    months ended
                                        March 31, 1997  March 31, 1996
                                        --------------  --------------

REVENUES:
    Trading profits:
        Realized                        $        -      $     764,441
        Change in                                -           (713,027)
         unrealized
                                        --------------  --------------

            Total trading                        -             51,414
             results
                                        --------------  --------------

    Interest income                              -            601,115
    Income form investments                 3,723,108            -
                                        --------------  --------------

            Total revenues                  3,723,108         652,529
                                        --------------  --------------

EXPENSES:
    Profit shares                                -              9,079
    Brokerage commissions                        -          1,750,687
    Administrative fees                          -             37,249
                                        --------------  --------------

            Total expenses                       -          1,797,015
                                        --------------  --------------


NET INCOME (LOSS)                           3,723,108    $ (1,144,486)
                                        ==============  ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           303,531         345,500
                                        ==============  ==============
    Weighted average net income
        (loss) per General Partner
         and Limited Partner Unit        $      12.27    $      (3.31)
                                        ==============  ==============


See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware Limited Partnership)
                         -------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   -----------------------------------------
               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                           Series          Series          Series                     Limited Partners
                                                                         --------------------------------------------
                              A               B               C            Series           Series           Series
                            Units           Units           Units             A                B                C
                            -----           -----           -----             -                -                -
PARTNERS CAPITAL,
  DECEMBER 31, 1995        63,573          168,337          117,797     $ 13,205,024     $ 28,450,897     $ 15,571,401

Redemptions                (2,797)          (4,387)          (2,914)        (637,613)        (756,610)        (409,191)

Net loss                     -                -                -            (247,166)        (567,858)        (314,370)
                         ---------        ---------        ---------    -------------    -------------    -------------

PARTNERS CAPITAL,
  MARCH 31, 1996           60,776          163,950          114,883     $ 12,320,245     $ 27,126,429     $ 14,847,840
                         =========        =========        =========    =============    =============    =============


PARTNERS CAPITAL,
  DECEMBER 31, 1996        56,376          148,528          100,695      $ 14,040,479    $ 30,082,484     $ 15,878,356

Redemptions                (1,665)          (3,133)          (1,273)         (451,037)       (688,349)        (219,031)

Net income                      -                -                -           860,985       1,840,225          971,123
                         ---------        ---------        ---------    -------------    -------------    -------------

PARTNERS CAPITAL,
  MARCH 31, 1997           54,711          145,395           99,422      $ 14,450,427    $ 31,234,360     $ 16,630,448
                         =========        =========        =========    =============    =============    =============

                                      General Partner
                         --------------------------------------------
                           Series           Series           Series
                              A                B                C             Total
                              -                -                -             -----
PARTNERS CAPITAL,

  DECEMBER 31, 1995      $  164,028       $  337,920       $  192,564     $ 57,921,834

Redemptions                   -                -                -           (1,803,414)

Net loss                     (3,856)          (7,005)          (4,231)      (1,144,486)
                         -----------      -----------      -----------    -------------

PARTNERS CAPITAL,
  MARCH 31, 1996         $  160,172       $  330,915       $  188,333     $ 54,973,934
                         ===========      ===========      ===========    =============


PARTNERS CAPITAL,
  DECEMBER 31, 1996      $  196,983       $  405,594       $  230,192     $ 60,834,088

Redemptions                   -                -                -           (1,358,417)

Net income                   12,010           24,730           14,035        3,723,108
                         -----------      -----------      -----------    -------------

PARTNERS CAPITAL,
  MARCH 31, 1997         $  208,993       $  430,324       $  244,227     $63,198,779
                         ===========      ==========       ==========     ===========

See notes to financial statements.

                      JOHN W. HENRY & CO./MILLBURN L.P.
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the Partnership or the Fund) as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnerships Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the Annual Report).


2. INVESTMENT

   At March 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. (JWH LLC) and ML Millburn Global L.L.C. (Millburn
   LLC) .

  Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------

   Series A Units
   --------------

JWH LLC           $       263,141   $       182,952   $         4,464   $           564   $         75,161
Millburn LLC            1,218,823           206,509             5,040           209,441            797,833
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $     1,481,964   $       389,461   $         9,504   $       210,005   $        872,994
                 ================  ================  ================  ================  =================

Series B Units
------------------

JWH LLC           $       562,829   $       393,474   $         9,604   $           795   $        158,956
Millburn LLC            2,609,249           444,407            10,849           447,995          1,705,998
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $     3,172,078   $       837,881   $        20,453   $       448,790   $      1,864,954
                 ================  ================  ================  ================  =================

Series C Units
------------------

JWH LLC           $       297,018   $       207,966   $         5,076   $           345   $         83,631
Millburn LLC            1,379,039           235,001             5,737           236,772            901,529
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $     1,676,057   $       442,967   $        10,813   $       237,117   $        985,160
                 ================  ================  ================  ================  =================

Total - All Series
------------------

JWH LLC           $     1,122,988   $       784,392   $        19,144   $         1,704   $        317,748
Millburn LLC            5,207,111           885,917            21,626           894,208          3,405,360
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $     6,330,099   $     1,670,309   $        40,770   $       895,912   $      3,723,108
                 ================  ================  ================  ================  =================

3. INCOME/(LOSS) PER SERIES

  The profit and loss of the Series A, Series B and Series C Units for the three months ended March 31, 1997 and March 31, 1996 is as follows:

                                               1997                                 1996
                                 ---------------------------------  -------------------------------------
                                 Series A    Series B    Series C    Series A     Series B     Series C
                                 ---------  -----------  ---------  -----------  -----------  -----------

REVENUES:
  Trading profit:
    Realized                     $   -      $     -      $   -       $ 187,904    $ 374,498    $ 202,039
    Change in unrealized             -            -          -        (162,297)    (354,813)    (195,917)
                                 ---------  -----------  ---------  -----------  -----------  -----------

      Total trading results          -            -          -          25,607       19,685        6,122

Interest income                                                        135,303      300,294      165,518
Income From investments            872,994    1,864,954    985,160       -            -            -
                                 ---------  -----------  ---------  -----------  -----------  -----------

      Total revenues               872,994    1,864,954    985,160     160,910      319,979      171,640
                                 ---------  -----------  ---------  -----------  -----------  -----------


EXPENSES:
  Profit shares                      -            -          -           5,558        1,066        2,455
  Brokerage commissions              -            -          -         397,907      875,156      477,624
  Administrative fees                -            -          -           8,467       18,620       10,162
                                 ---------  -----------  ---------  -----------  -----------  -----------

      Total expenses                 -            -          -         411,932      894,842      490,241
                                 ---------  -----------  ---------  -----------  -----------  -----------

NET INCOME (LOSS)                 $872,994   $1,864,954   $985,160   $(251,022)   $(574,863)   $(318,601)
                                 =========  ===========  =========  ===========  ===========  ===========

NET INCOME (LOSS)
PER UNIT OF
PARTNERSHIP INTEREST:

  Weighted average number
  of units outstanding              55,776      147,631    100,124      61,938      167,038      116,524
                                    ======      =======    =======      ======      =======      =======

  Weighted average net
  income (loss) per General
  Partner and Limited Partner
  Unit                             $ 15.65      $ 12.63     $ 9.84     $ (4.05)     $ (3.44)     $ (2.73)
                                   =======      =======     ======     =======      =======      =======

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnerships revenues by reporting category for the quarter ended March 31, 1996 were as follows (there were no trading revenues for the first quarter
  1997):

                                         1996
                                     ------------

  Interest rate and Stock indices    $  (144,977)
  Currencies                           1,257,371
  Metals                              (1,060,980)
                                     -------------

                                     $    51,414
                                     =============

  The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar year ended December 31, 1996 was as follows ( there were no open contract for the first quarter 1997):

                                     1996
                  -----------------------------------------

                      Commitment to       Commitment to
                   Purchase (Futures,     Sell (Futures,
                  Options & Forwards)   Options & Forwards)
                  -------------------   -------------------

Interest rate
  and Stock        $   237,102,957      $  183,615,337
  Indices               13,728,737           6,759,498
Currencies             296,018,497         334,030,991
Metals                  18,491,709          29,682,273
                  -------------------   -------------------

                   $   565,341,900      $  554,088,099
                  ===================   ===================


As of March 31, 1997 and December 31, 1996, $0 and $24,377,776 of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with commodity Futures Trading Commission regulations.

Item 2: Managements Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., (MLIP)s ability to determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results.
MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

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

Results of Operations - General
-------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

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


Performance Summary
-------------------
                                SERIES A UNITS:

         During the first quarter of 1996, the Funds average month-end Net Assets equalled $13,296,436, and the Fund recognized gross trading profit of $25,607 or 1.19% of such average month-end Net Assets. Brokerage commissions of $397,907 or 2.99%, Administrative fees of $8,467 or .06% and Profit Shares of $5,558 or .04% of average month-end Net Assets were paid. Interest income of $135,303 or 1.02% of average month-end Net Assets resulted in a net loss of $251,022 or

(1.89%) of average month-end Assets which resulted in a 2.35% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Funds average month-end Net Assets equaled $14,878,138. Income from Investment resulted in a net gain of $872,994 or 5.87% of average month-end Net Assets which resulted in a 6.10% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 2 profitable months and 4 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                          Jan.        Feb.       Mar.
                          -------     -------   -------
                  1996    $231.67     $209.48   $205.35
                  1997    $273.52     $270.58   $267.94


                                SERIES B UNITS:

         During the first quarter of 1996, the Funds average month-end Net Assets equalled $29,353,567, and the Fund recognized gross trading profit of $19,685 or .07% of such average month-end Net Assets. Brokerage commissions of $875,156 or 2.98%, Administrative fees of $18,620 or .06% and Profit Shares of $1,066 or .00% of average month-end Net Assets were paid. Interest income of $300,294 or 1.02% of average month-end Net Assets resulted in net loss of $574,863 or (1.96%) of average month-end Net Assets which resulted in a 2.08% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Funds average month-end Net Assets equaled $32,056,272. Income from Investment resulted in net gain of $1,864,954 or 5.82% of average month-end Net Assets which resulted in a 6.09% increase in the Net Asset Value per Unit since December 1996.

         During the first three months of 1997 and 1996, the Fund experienced 2 profitable months and 4 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

                       Jan.          Feb.          Mar.
                       -------       -------       -------
         1996          $188.93       $171.14       $167.47
         1997          $222.32       $219.93       $217.78

                                SERIES C UNITS:

         During the first quarter of 1996, the Funds average month-end Net Assets equalled $18,026,635, and the Fund recognized gross trading profit of $6,122 or .03% of such average month-end Net Assets. Brokerage commissions of $477,624 or 2.65%, Administrative fees of $10,162 or .06% and Profit Shares of $2,455 or .01% of average month-end Net Assets were paid. Interest income of $165,518 or .92% of average month-end Net Assets resulted in net loss of $318,601 or (2.47%) of average month-end Net Assets which resulted in a 2.20% decrease in the Net Asset Value since December 31, 1995.

         During the first three months of 1997, the Funds average month-end Net Assets equaled $16,967,588. Income from Investment resulted in net gain of $985,160 or 5.81% of average month-end Net Assets which resulted in a 6.10% increase in the Net Asset Value since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 2 profitable months and 4 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

                       Jan.          Feb.          Mar.
                       -------       -------       -------
         1996          $147.90       $133.80       $130.88
         1997          $173.26       $171.40       $169.73

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

Liquidity
---------

         Most of the Partnerships assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

     The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as daily limits. During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between bid and ask prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

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

     In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. (Dean Witter) commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witters alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

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

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director