Form 10-Q
period 1997-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 1997-08-13
CIK 853456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               -----------------

                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission File Number 0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                         (Exact Name of Registrant as
                           specified in its charter)

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

                                 212-236-5662
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes X  No
                                                        ---   ---

                       This document contains 14 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                       ---------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------



                                                                       June 30,        December 31,
                                                                         1997              1996
                                                                         ----              ----
ASSETS
Investments                                                            $59,848,195        $60,834,087
Receivable from investments                                                195,297            779,075
                                                                     --------------  -----------------

                TOTAL                                                  $60,043,492        $61,613,162
                                                                     ==============  =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                   $195,297           $778,385
    Profit shares payable                                                  -                      689
                                                                     --------------  -----------------

            Total liabilities                                              195,297            779,074
                                                                     --------------  -----------------

PARTNERS' CAPITAL:
    General Partner:
        (780 and 780 Series A Units)                                       200,632            196,983
        (1976 and 1976 Series B Units)                                     413,156            405,594
        (1439 and 1439 Series C Units)                                     234,484            230,192
    Limited Partners:
        (53345 and 55596 Series A Units)                                13,721,595         14,040,479
        (141653 and 146552 Series B Units)                              29,619,005         30,082,484
        (96095 and 99256 Series C Units)                                15,659,323         15,878,356
                                                                     --------------  -----------------

            Total partners' capital                                     59,848,195         60,834,088
                                                                     --------------  -----------------

                TOTAL                                                  $60,043,492        $61,613,162
                                                                     ==============  =================

NET ASSET VALUE PER UNIT
Series A (Based on 54125 and 56376 Units outstanding)                      $257.22            $252.54
                                                                     ==============  =================
Series B (Based on 143629 and 148528 Units outstanding)                    $209.10            $205.27
                                                                     ==============  =================
Series C (Based on 97534 and 100695 Units outstanding)                     $162.96            $159.97
                                                                      ==============  =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                   For the three   For the three    For the six     For the six
                                    months ended    months ended    months ended    months ended
                                     June 30,        June 30,        June 30,        June 30,
                                       1997            1996            1997            1996
                                   --------------  --------------  --------------  --------------
REVENUES:
    Trading profits (loss):
        Realized                        $ -             $615,673        $ -           $1,380,114
        Change in unrealized             -               904,623         -               191,595
                                   --------------  --------------  --------------  --------------

            Total trading results        -             1,520,296         -             1,571,709
                                   --------------  --------------  --------------  --------------

    Interest income                      -               565,881         -             1,166,996
    Income from investments           (2,529,972)              -       1,193,136               -
                                   --------------  --------------  --------------  --------------

            Total revenues            (2,529,972)      2,086,177       1,193,136       2,738,705
                                   --------------  --------------  --------------  --------------

EXPENSES:
    Profit shares                        -               -               -                 9,079
    Brokerage commissions                -             1,622,231         -             3,372,919
    Administrative fees                  -                34,516         -                71,763
                                   --------------  --------------  --------------  --------------

            Total expenses               -             1,656,747         -             3,453,761
                                   --------------  --------------  --------------  --------------

NET INCOME (LOSS)                    $(2,529,972)       $429,430      $1,193,136       $(715,056)
                                   ==============  ==============  ==============  ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
      units outstanding                  298,128         333,061         300,829         339,371
                                   ==============  ==============  ==============  ==============

    Weighted average net income
      (loss) per Limited Partner
      and General Partner Unit            $(8.49)          $1.29           $3.97          $(2.11)
                                   ==============  ==============  ==============  ==============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------



                                  Units                            Limited Partners
                                  -----                             ---------------
                       Series A   Series B   Series C    Series A      Series B
                       ---------- ---------- --------- ------------- -------------
PARTNERS' CAPITAL,
  December 31, 1995       63,573    168,337   117,797   $13,205,024   $28,450,897

Redemptions               (4,415)   (12,550)   (9,387)     (979,241)   (2,147,090)

Net loss                     -          -          -       (129,014)     (364,551)
                       ---------- ---------- --------- ------------- -------------

PARTNERS' CAPITAL,
  June 30, 1996           59,158    155,787   108,410   $12,096,769   $25,939,256
                       ========== ========== ========= ============= =============

PARTNERS' CAPITAL,
  December 31, 1996       56,376    148,528   100,695   $14,040,479   $30,082,484

Redemptions               (2,251)    (4,899)   (3,161)     (601,205)   (1,055,894)

Net income                   -          -          -        282,321       592,415
                       ---------- ---------- --------- ------------- -------------

PARTNERS' CAPITAL,
  June 30, 1997           54,125    143,629    97,534   $13,721,595   $29,619,005
                       ========== ========== ========= ============= =============

                                             General Partner
                                             ---------------
                        Series C    Series A   Series B     Series C       Total
                       ------------ ---------- ---------- ------------- -------------
PARTNERS' CAPITAL,
  December 31, 1995    $15,571,401   $164,028   $337,920      $192,564   $57,921,834

Redemptions             (1,262,417)      -          -           -        $(4,388,748)

Net loss                  (211,467)    (2,402)    (4,694)       (2,928)    $(715,056)
                       ------------ ---------- ---------- ------------- -------------

PARTNERS' CAPITAL,
  June 30, 1996        $14,097,517   $161,626   $333,226      $189,636   $52,818,030
                       ============ ========== ========== ============= =============

PARTNERS' CAPITAL,
  December 31, 1996    $15,878,356   $196,983   $405,594      $230,192   $60,834,088

Redemptions               (521,930)      -          -           -        $(2,179,029)

Net income                 302,897      3,649      7,562         4,292    $1,193,136
                       ------------ ---------- ---------- ------------- -------------

PARTNERS' CAPITAL,
  June 30, 1997        $15,659,323   $200,632   $413,156      $234,484   $59,848,195
                       ============ ========== ========== ============= =============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (A Delaware Limited Partnership)
                       --------------------------------
                         NOTES TO FINANCIAL STATEMENTS

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

2.  INVESTMENTS

     At June 30, 1997, the Partnership had investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC").

    Total revenues and fees with respect to such investment is set forth as follows:


For the three months      Total           Brokerage   Administrative       Profit          Income (loss)
ended June 30, 1997      Revenue        Commissions        Fees            Shares        from Investments
                     ----------------  -------------  ----------------   -------------   -----------------
SERIES A UNITS

JWH LLC                     ($324,897)       $155,602           $4,094         $ -               $(484,593)
Millburn LLC                   60,246         182,786            4,810           (24,919)         (102,431)
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                       $(264,651)       $338,388           $8,904          $(24,919)        $(587,024)
                      ================  ==============  ===============  ================  ================

SERIES B UNITS

JWH LLC                     $(700,431)       $335,091           $8,818         $ -             $(1,044,340)
Millburn LLC                  131,882         395,769           10,415           (53,665)         (220,637)
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                       $(568,549)       $730,860          $19,233          $(53,665)      $(1,264,977)
                      ================  ==============  ===============  ================  ================

SERIES C UNITS

JWH LLC                     $(376,795)       $178,460           $4,696         $ -               $(559,951)
Millburn LLC                   69,592         210,777            5,547           (28,712)         (118,020)
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                       $(307,203)       $389,237          $10,243          $(28,712)        $(677,971)
                      ================  ==============  ===============  ================  ================

TOTAL ALL UNITS

JWH LLC                   $(1,402,123)       $669,153          $17,608         $ -             $(2,088,884)
Millburn LLC                  261,720         789,332           20,772          (107,296)         (441,088)
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                     $(1,140,403)     $1,458,485          $38,380         $(107,296)      $(2,529,972)
                      ================  ==============  ===============  ================  ================


For the six months        Total           Brokerage   Administrative       Profit          Income (loss)
ended June 30, 1997      Revenue        Commissions        Fees            Shares        from Investments
                     ----------------  -------------  ----------------   -------------   -----------------

SERIES A UNITS

JWH LLC                      ($61,756)       $338,554           $8,558              $564         $(409,432)
Millburn LLC                1,279,069         389,295            9,850           184,522           695,402
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                      $1,217,313        $727,849          $18,408          $185,086          $285,970
                      ================  ==============  ===============  ================  ================

SERIES B UNITS

JWH LLC                     $(137,602)       $728,565          $18,422              $795         $(885,384)
Millburn LLC                2,741,131         840,176           21,264           394,330         1,485,361
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                      $2,603,529      $1,568,741          $39,686          $395,125          $599,977
                      ================  ==============  ===============  ================  ================

SERIES C UNITS

JWH LLC                      $(79,777)       $386,426           $9,772              $345         $(476,320)
Millburn LLC                1,448,631         445,778           11,284           208,060           783,509
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                      $1,368,854        $832,204          $21,056          $208,405          $307,189
                      ================  ==============  ===============  ================  ================

TOTAL ALL UNITS

JWH LLC                     $(279,135)     $1,453,545          $36,752            $1,704       $(1,771,136)
Millburn LLC                5,468,831       1,675,249           42,398           786,912         2,964,272
                      ----------------  --------------  ---------------  ----------------  ----------------

Total                      $5,189,696      $3,128,794          $79,150          $788,616        $1,193,136
                      ================  ==============  ===============  ================  ================

3.  INCOME (LOSS) PER UNIT

    The profit and loss of the Series A, Series B and Series C Units for the three months ended June 30, 1997 and 1996 is as follows:



                                              1997                                 1996
                             --------------------------------------- ----------------------------------
                              Series A      Series B      Series C   Series A    Series B    Series C
                             ----------- --------------- ----------- ---------- ----------- -----------

REVENUES:
Trading profits (loss):
   Realized                     $ -           $ -           $ -       $157,322    $298,959    $159,392
   Change in unrealized          -             -             -         212,893     450,062     241,668
                             ----------- --------------- ----------- ---------- ----------- -----------

    Total trading results        -             -             -         370,215     749,021     401,060
                             ----------- --------------- ----------- ---------- ----------- -----------

Interest income                                                        127,298     282,715     155,868
Income from investments        (587,025)     (1,264,978)   (677,969)        -           -           -
                             ----------- --------------- ----------- ---------- ----------- -----------

Total revenues                 (587,025)     (1,264,978)   (677,969)   497,513   1,031,736     556,928
                             ----------- --------------- ----------- ---------- ----------- -----------

EXPENSES:
   Profit shares                 -             -             -           -          -           -
   Brokerage commissions         -             -             -         370,034     808,906     443,291
   Administrative fees           -             -             -           7,875      17,211       9,430
                             ----------- --------------- ----------- ---------- ----------- -----------

Total expenses                   -             -             -         377,909     826,117     452,721
                             ----------- --------------- ----------- ---------- ----------- -----------

NET INCOME                    $(587,025)    $(1,264,978)  $(677,969)  $119,604    $205,619    $104,207
                             =========== =============== =========== ========== =========== ===========

NET INCOME (LOSS)

Weighted average number
    of units outstanding         54,476         144,739      98,913     59,684     160,677     112,700
                             =========== =============== =========== ========== =========== ===========

Weighted average net
    income (loss) per Limited
    Partner and General
    Partner Unit                $(10.78)         $(8.74)     $(6.85)     $2.00       $1.28       $0.92
                             =========== =============== =========== ========== =========== ===========


    The profit and loss of the Series A, Series B and Series C Units for the six months ended June 30, 1997 and 1996 is as follows:



                                           1997                               1996
                             ---------------------- ----------- ---------------------- -----------
                              Series A     Series B  Series C   Series A    Series B   Series C
                             ----------- ---------- ----------- ----------- ---------- -----------
REVENUES:
Trading profits (loss):
   Realized                     $ -         $ -        $ -        $345,225   $673,456    $361,433
   Change in unrealized          -           -          -           50,596     95,249      45,750
                             ----------- ---------- ----------- ----------- ---------- -----------

    Total trading results        -           -          -          395,821    768,705     407,183

Interest income                                                    262,601    583,009     321,386
Income from investments         285,970    599,977     307,189          -          -           -
                             ----------- ---------- ----------- ----------- ---------- -----------

Total revenues                  285,970    599,977     307,189     658,422  1,351,714     728,569
                             ----------- ---------- ----------- ----------- ---------- -----------

EXPENSES:
   Profit shares                 -           -          -           16,339     35,831      19,593
   Brokerage commissions         -           -          -          767,943  1,684,061     920,915
   Administrative fees           -           -          -            5,557      1,065       2,457
                             ---------------------------------- ----------- ---------- -----------

Total expenses                   -           -          -          789,839  1,720,957     942,965
                             ----------- ---------- ----------- ----------- ---------- -----------
NET INCOME                     $285,970   $599,977    $307,189   $(131,417) $(369,243)  $(214,396)
                             =========== ========== =========== =========== ========== ===========

NET INCOME (LOSS)
PER UNIT:
Weighted average number
    of units outstanding         55,126    146,186      99,517      60,901    163,857     114,613
                             =========== ========== =========== =========== ========== ===========

Weighted average net
    income (loss) per Limited
    Partner and General
    Partner Unit                  $5.19      $4.10       $3.09      $(2.16)    $(2.25)     $(1.87)
                             =========== ========== =========== =========== ========== ===========

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respecitive periods were as follows

                         For the three        For the six
                          months ended        months ended
                           June 30,             June 30,
                             1996                 1996
                        ----------------    -----------------
Interest rate &
Stock indices              $(2,306,005)         $(2,450,982)
Currencies                    2,972,081            4,229,451
Metals                          854,220            (206,760)
                        ----------------    -----------------
                             $1,520,296           $1,571,709
                        ================    =================

    The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended December 31, 1996 were as follows (there were no open contracts for each of the six months ended June 30, 1997):

                                 1996

                 -------------------------------------
                    Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,
                      Options &           Options &
                      Forwards)           Forwards)
                 -------------------------------------

Interest rate
& Stock indices         $237,102,957     $183,615,337
Indices                   13,728,737        6,759,498
Currencies               296,018,497      334,030,991
Metals                    18,491,709       29,682,273
                        -------------  ---------------

                        $565,341,900     $554,088,099
                        =============  ===============



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------
             Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s, ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

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

Performance Summary
-------------------
                                       SERIES A UNITS:
             During the first six months of 1996, the Series' average month-end Net Assets equaled $12,845261, and the Series recognized gross trading profit of $395,824 or 3.08% of average month-end Net Assets. Brokerage commissions of $767,943 or 5.98%, Administrative fees of $16,338 or .13% and Profit shares of $5,558 or .04% of average month-end Net Assets were paid. Interest income of $262,602 or 2.04% of average month-end Net Assets resulted in a net loss of $131,413 or 1.02%) of average month-end Assets which resulted in a 1.46% decrease in the Net Asset Value per Unit since December 31, 1995.

             During the first six months of 1997, the Series' average month-end Net Assets equaled $14,460,252. Income from investments resulted in a net gain of $285,970 or 1.98% of average month-end Net Assets which resulted in a 1.85% increase in the Net Asset Value per Unit since December 31, 1996.

             During the first six months of 1997 and 1996, the Series experienced 5 profitable months and 7 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT
          ----------------------------------------------------------
                  Jan.     Feb.     Mar.     Apr.     May      Jun.
          ----------------------------------------------------------
          1996  $231.67  $209.48  $205.35  $213.42  $204.22  $207.21
          ----------------------------------------------------------
          1997  $273.52  $270.58  $267.94  $261.04  $251.03  $257.22
          ----------------------------------------------------------

                                SERIES B UNITS:

             During the first six months of 1996, the Series' average month-end Net Assets equaled $28,174,692, and the Series recognized gross trading profit of $768,705 or 2.73% of such average month-end Net Assets. Brokerage commissions of $1,684,061 or 5.98%, Administrative fees of $35,831 or .13% and Profit shares of $1,066 or .004% of average month-end Net Assets were paid. Interest income of $583,008 or 2.07% of average month-end Net Assets resulted in net loss of $369,245 or 1.31% of average month-end Net Assets which resulted in a 1.39% decrease in the Net Asset Value per Unit since December 31, 1996.

             During the first six months of 1997, the Series' average month-end Net Assets equaled $31,188,445. Income from investments resulted in net gain of $599,977 or 1.92% of average month-end Net Assets which resulted in a 1.87% increase in the Net Asset Value per Unit since December 31, 1996.

             During the first six months of 1997 and 1996, the Series experienced 5 profitable months and 7 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
          -----------------------------------------------------------
                   Jan.     Feb.     Mar.     Apr.     May      Jun.
          -----------------------------------------------------------
          1996   $188.93  $171.14  $167.47  $173.94  $166.31  $168.64
          -----------------------------------------------------------
          1997   $222.32  $219.93  $217.78  $212.17  $204.08  $209.10
          -----------------------------------------------------------

                                       SERIES C UNITS:
             During the six months of 1996, the Series' average month-end Net Assets equaled $15,398,289, and the Series realized gross trading profit of $407,180 or 2.64% of such average month-end Net Assets. Brokerage commissions of $920,915 or 5.98%, Administrative fees of $19,594 or .13% and Profit shares of $2,455 or .02% of average month-end Net Assets were paid. Interest income of $321,386 or 2.09% of average month-end Net Assets resulted in net loss of $214,398 or 1.39% of average month-end Net Assets which resulted in a 1.52% decrease in the Net Asset Value since December 31, 1995.

             During the first six months of 1997, the Series' average month-end Net Assets equaled $16,549,191. Income from Investments resulted in net gain of $307,189 or 1.86% of average month-end Net Assets which resulted in a 1.87% increase in the Net Asset Value since December 31, 1996.

             During the first six months of 1997 and 1996, the Series experienced 5 profitable months and 7 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT
          -----------------------------------------------------------
                   Jan.     Feb.     Mar.     Apr.     May      Jun.
          -----------------------------------------------------------
          1996   $147.90  $133.80  $130.88  $135.93  $129.91  $131.79
          -----------------------------------------------------------
          1997   $173.26  $171.40  $169.73  $165.35  $159.04  $162.96
          -----------------------------------------------------------

Importance of Market Factors
----------------------------
             Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The Advisors' emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions.

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

         John W. Henry & Company, Inc., ("JWH") is one of the Advisors retained by the Fund, managing approximately 46.51% of the fund's assets committed to trading as of July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

         On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

             James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

             Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed as part of this document.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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

                                 JOHN W. HENRY & CO./MILLBURN L.P.







                                 By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                              (General Partner)







Date:  August 13, 1997           By /s/JOHN R. FRAWLEY, JR.
                                    -----------------------
                                    John R. Frawley, Jr.
                                    President, Chief Executive Officer
                                    and Director






Date:  August 13, 1997           By /s/MICHAEL A. KARMELIN
                                    ----------------------
                                    Michael A. Karmelin
                                    Chief Financial Officer, Vice President
                                    and Treasurer