Form 10-K405/A
period 1996-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 1997-10-24
CIK 853456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1996

                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   06-1287586
  -------------------------------                  ------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Limited Partnership
                                                             -------------------
Units
-----
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No _______
                                        -----

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

                      ANNUAL REPORT FOR 1996 ON FORM 10-K

                               Table of Contents
                               -----------------


                                   PART IPAGE
                                   ----------
Item 1.    Business...........................................  1

Item 2.    Properties.........................................  7

Item 3.    Legal Proceedings..................................  7

Item 4.    Submission of Matters to a Vote of Security Holders  7

                                    PART II
                                    -------
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  8

Item 6.    Selected Financial Data............................  8

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  13

Item 8.    Financial Statements and Supplementary Data........  15

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  15

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the Registrant.. 16

Item 11.   Executive Compensation.............................. 17

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.......................................... 18

Item 13.   Certain Relationships and Related Transactions...... 18


                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.......................................... 19

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

          The Partnership has entered into advisory agreements with each Trading Advisor (the "Advisory Agreement") with respect to each of the Series A Units, Series B Units and Series C units and allocated 50% of the initial capital of
each Series to each Trading Advisor.   JWH is retained to trade the
Partnership's assets allocated to it in four market sectors -- interest rates, stock indices, currencies and metals -- pursuant to its Financial and Metals Program. Millburn is retained to trade the Partnership's assets allocated to it pursuant to its currency program, which concentrates exclusively on currency trading, primarily in the interbank market.

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

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are not used to purchase or acquire any
          -------
physical commodity but rather held as security for and to pay the Partnership's speculative trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

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

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets.

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

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

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

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

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

          During 1995, the Series C Units' average month-end Net Asset equalled $16,554,503, and the Series recognized gross trading gains of $6,571,541 or 39.70% of such average month-end Net Assets. Brokerage Commissions of $2,060,368 or 12.45% and Profit Shares of $198,112 or 1.20% of average month-end Net Assets were paid. Interest income of $795,417 or 4.80% of average month-end Net Assets resulted in net income of $5,108,478 or 30.86% of average month-end Net Assets, which resulted in a 35.08% increase in the Net Asset Value per Unit.

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

                         ______________________________

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT             NATURE OF PAYMENT                          AMOUNT OF PAYMENT
------------------  ----------------------  ------------------------------------------------------------

MLF                 Brokerage Commissions   A flat-rate monthly commission of 0.9792 of 1% of the
                                            Fund's month-end assets (a 11.75% annual rate).

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

                         ---------------------------------------

RECIPIENT             NATURE OF PAYMENT                          AMOUNT OF PAYMENT
------------------  ----------------------  ------------------------------------------------------------
MLF                 Use of Fund assets      Merrill Lynch may derive an economic benefit from the
                                            deposit of certain of the Fund's U.S. dollar Available
                                            Assets in offset accounts; such benefit to date has not
                                            exceeded  3/4 of 1% of such average daily U.S. dollar
                                            Available Assets.
MLIP                Administrative Fees     As of January 1, 1996, the Brokerage Commissions
                                            payable by the Fund were reduced from 12% to 11.75%
                                            annually, and the Fund began to pay MLIP a monthly
                                            Administrative Fee equal to 0.020833 of 1% of the
                                            Fund's month-end assets (0.25% annually).  This change
                                            had no economic effect on the Fund.  MLIP pays all of the
                                            Fund's routine administrative costs.
MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives
                                            bid-ask spreads on the forward trades it executes with the
                                            Fund.
Other               Bid-ask spreads         The counterparties other than MLIB with which the F/X
  Counterparties                            Desk deals also each receive bid-ask spreads on the
                                            forward trades executed with the Fund.


MLIP                F/X Desk service fees   Under the F/X Desk arrangements, MLIP or another
                                            Merrill Lynch entity receives a service fee equal, at
                                            current exchange rates, to approximately $5.00 to $12.50
                                            on each purchase or sale of each futures contract-
                                            equivalent forward contract executed with counterparties
                                            other than MLIB.

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

                         ---------------------------------------

RECIPIENT             NATURE OF PAYMENT                          AMOUNT OF PAYMENT
------------------  ----------------------  ------------------------------------------------------------

MLF;                Extraordinary expenses  Actual costs incurred; none paid to date, and expected to
  Others                                    be negligible.
                                    -------------------------------


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

          (i) through (xii) -- not applicable.

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

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data has been derived from the audited financial statements of the Partnership.


       INCOME STATEMENT DATA             1996          1995          1994         1993          1992
-----------------------------------  ------------  ------------  ------------  -----------  -------------

Revenues:

   Trading Profits (Loss):
      Realized Gain                  $ 8,749,410   $23,852,578   $ 3,650,307   $17,886,014  $ 18,957,117
      Change in Unrealized Gain       (1,760,218)     (651,118)   (2,731,447)    4,187,590   (23,653,935)
                                     -----------   -----------   -----------   -----------  ------------

         Total Trading Results         6,989,192    23,201,460       918,860    22,073,604    (4,696,818)

Interest Income                        1,842,887     2,863,384     1,998,830     1,847,581     2,317,491
                                     -----------   -----------   -----------   -----------  ------------


         Total Revenues                8,832,079    26,064,844     2,917,690    23,921,185    (2,379,327)
                                     -----------   -----------   -----------   -----------  ------------

Expenses:

   Brokerage Commissions               5,406,851     7,412,789     7,717,269     9,559,369    10,532,323
   Administrative Fees                   115,039             0             0             0             0
   Profit Shares                          97,468       729,138       508,502       551,684       523,840
                                     -----------   -----------   -----------   -----------  ------------

        Total Expenses                 5,619,358     8,141,927     8,225,771    10,111,053   (11,056,163)
                                     -----------   -----------   -----------   -----------  ------------

      Income from Investments          7,171,609             0             0             0             0
                                     -----------   -----------   -----------   -----------  ------------

      Net Income (Loss)              $10,384,330   $17,922,917   $(5,308,081)  $13,810,132  $(13,435,490)
                                     ===========   ===========   ===========   ===========  ============


BALANCE SHEET DATA                          1996          1995          1994          1993          1992
-----------------------------------  -----------   -----------   -----------   -----------  ------------

Fund Net Asset Value                 $60,834,088   $57,921,834   $53,987,444   $71,749,780  $ 82,863,393
Net Asset Value per Series A Unit    $    252.54   $    210.29   $    155.90   $    170.64  $     141.44
Net Asset Value per Series B Unit    $    205.27   $    171.02   $    127.16   $    138.87  $     115.98
Net Asset Value per Series C Unit    $    159.97   $    133.82   $     99.07   $    107.55  $      92.87*

* The December 31, 1992 Net Asset Value per Series C Unit was $0.83 per Unit higher than the GAAP Net Asset Value due to the amortization of organization and offering cost reimbursements.

MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
1992    $142.57  $128.54  $130.12  $117.75  $111.34  $125.75  $143.95  $158.02  $151.50  $143.69  $144.39  $141.44
------------------------------------------------------------------------------------------------------------------
1993    $141.54  $154.24  $151.42  $163.78  $166.43  $162.20  $174.85  $162.78  $165.32  $164.26  $164.70  $170.64
------------------------------------------------------------------------------------------------------------------
1994    $157.40  $157.52  $171.35  $170.73  $170.55  $182.02  $169.39  $159.71  $163.83  $165.97  $159.74  $155.90
------------------------------------------------------------------------------------------------------------------
1995    $146.85  $167.54  $204.80  $214.46  $216.21  $212.68  $207.03  $212.10  $207.87  $208.79  $209.51  $210.29
------------------------------------------------------------------------------------------------------------------
1996    $231.67  $209.48  $205.35  $213.42  $204.22  $207.21  $206.87  $201.95  $208.39  $237.92  $255.50  $252.54
------------------------------------------------------------------------------------------------------------------



MONTH-END NET ASSET VALUE PER SERIES B UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
1992    $114.45  $104.79  $106.01  $ 96.15  $ 91.20  $103.23  $118.11  $129.56  $124.39  $117.89  $118.48  $115.98
------------------------------------------------------------------------------------------------------------------
1993    $116.02  $126.15  $124.04  $134.19  $136.26  $132.74  $142.71  $132.47  $134.45  $133.44  $133.97  $138.87
------------------------------------------------------------------------------------------------------------------
1994    $127.89  $128.01  $139.63  $139.06  $138.76  $148.27  $138.03  $130.06  $133.43  $135.47  $130.31  $127.16
------------------------------------------------------------------------------------------------------------------
1995    $119.62  $136.63  $166.77  $174.39  $175.54  $172.89  $168.13  $172.70  $169.17  $169.98  $170.50  $171.02
------------------------------------------------------------------------------------------------------------------
1996    $188.93  $171.14  $167.47  $173.94  $166.31  $168.64  $168.41  $164.21  $169.49  $193.51  $207.63  $205.27
------------------------------------------------------------------------------------------------------------------



MONTH-END NET ASSET VALUE PER SERIES  C UNIT
-------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.      DEC.
-------------------------------------------------------------------------------------------------------------------
1992    $ 92.41  $ 85.30  $ 86.02  $ 79.31  $ 75.87  $ 85.03  $ 95.51  $103.93  $100.18  $ 94.88  $ 95.63  $93.70**
-------------------------------------------------------------------------------------------------------------------
1993    $ 94.01  $101.04  $ 99.03  $106.07  $106.98  $104.11  $110.95  $102.99  $104.71  $103.70  $103.95  $ 107.55
-------------------------------------------------------------------------------------------------------------------
1994    $ 98.97  $ 99.10  $108.21  $107.82  $107.43  $115.26  $107.13  $100.81  $103.66  $105.30  $101.41  $  99.07
-------------------------------------------------------------------------------------------------------------------
1995    $ 93.13  $106.27  $129.98  $135.87  $136.83  $134.85  $131.16  $134.97  $132.39  $133.17  $133.60  $ 133.82
-------------------------------------------------------------------------------------------------------------------
1996    $147.90  $133.80  $130.88  $135.93  $129.91  $131.79  $131.69  $128.12  $132.22  $150.96  $161.74  $ 159.97
-------------------------------------------------------------------------------------------------------------------

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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                               DECEMBER 31, 1996

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading:  January 5, 1990
                    Aggregate Subscriptions:    $18,182,000
                     Current Capitalization:   $14,237,462
                 Worst Monthly Drawdown/(2)/:  (15.99)%  (1/92)
          Worst Peak-to-Valley Drawdown/(3)/:  (34.40)%  (1/92 - 5/92)
                                 _____________

        Net Asset Value per Series A Unit, December 31, 1996:   $252.54

                MONTHLY RATES OF RETURN/(4)/
------------------------------------------------------------
      MONTH         1996    1995     1994     1993     1992
------------------------------------------------------------
January            10.17%  (5.81)%  (7.76)%   0.07%  (15.99)%
------------------------------------------------------------
February           (9.58)   14.09     0.08    8.97     (9.84)
------------------------------------------------------------
March              (1.97)   22.24     8.78   (1.82)     1.22
------------------------------------------------------------
April               3.93     4.72    (0.36)   8.16     (9.51)
------------------------------------------------------------
May                (4.31)    0.81    (0.11)   1.62     (5.44)
------------------------------------------------------------
June                1.46    (1.63)    6.73   (2.54)    12.95
------------------------------------------------------------
July               (0.17)   (2.66)   (6.94)   7.79     14.47
------------------------------------------------------------
August             (2.38)    2.45    (5.72)  (6.90)     9.78
------------------------------------------------------------
September           3.19    (1.99)    2.58    1.56     (4.13)
------------------------------------------------------------
October            14.17     0.45     1.31   (0.64)    (5.15)
------------------------------------------------------------
November            7.39     0.34    (3.75)   0.26      0.49
------------------------------------------------------------
December           (1.16)    0.38    (2.41)   3.61     (2.04)
------------------------------------------------------------
Compound Annual    20.09%   34.89%  (8.64)%  20.64%  (16.65)%
Rate of Return
------------------------------------------------------------

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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                               (SERIES B UNITS)
                               DECEMBER 31, 1996

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:  January 28, 1991
                    Aggregate Subscriptions:    $50,636,000
                     Current Capitalization:   $30,488,078
                 Worst Monthly Drawdown/(2)/:  (15.01)%  (1/92)
          Worst Peak-to-Valley Drawdown/(3)/:  (32.28)%  (1/92 - 5/92)
                                 _____________

        Net Asset Value per Series B Unit, December 31, 1996:   $205.27

MONTHLY RATES OF RETURN/(4)/
------------------------------------------------------------
MONTH               1996    1995     1994     1993     1992
------------------------------------------------------------
January            10.47%  (5.93)%  (7.91)%   0.04%  (15.01)%
------------------------------------------------------------
February           (9.41)   14.22     0.09    8.73     (8.44)
------------------------------------------------------------
March              (2.14)   22.06     9.08   (1.68)     1.16
------------------------------------------------------------
April               3.86     4.57    (0.41)   8.18     (9.30)
------------------------------------------------------------
May                (4.38)    0.66    (0.22)   1.54     (5.15)
------------------------------------------------------------
June                1.40    (1.52)    6.85   (2.58)    13.19
------------------------------------------------------------
July               (0.14)   (2.75)   (6.90)   7.51     14.42
------------------------------------------------------------
August             (2.49)    2.71    (5.77)  (7.17)     9.69
------------------------------------------------------------
September           3.22    (2.04)    2.59    1.49     (3.99)
------------------------------------------------------------
October            14.17     0.48     1.53   (0.75)    (5.23)
------------------------------------------------------------
November            7.30     0.31    (3.81)   0.40      0.50
------------------------------------------------------------
December           (1.14)    0.31    (2.42)   3.65     (2.11)
------------------------------------------------------------
Compound Annual    20.03%   34.49%  (8.43)%  19.74%  (13.88)%
Rate of Return
------------------------------------------------------------


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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                               DECEMBER 31, 1996

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading:  January 2, 1992
                    Aggregate Subscriptions:    $40,000,000
                     Current Capitalization:   $16,108,548
                 Worst Monthly Drawdown/(2)/:  (9.54)%  (2/96)
           Worst Peak-to-Valley Drawdown/(3)/:  (24.13)%  (1/92-5/92)
                                 _____________

        Net Asset Value per Series C Unit, December 31, 1996:   $159.97

MONTHLY RATES OF RETURN/(4)/
-----------------------------------------------------------
MONTH               1996    1995     1994     1993    1992
-----------------------------------------------------------
January            10.52%  (6.00)%  (7.97)%   0.33%  (7.59)%
-----------------------------------------------------------
February           (9.54)   14.12     0.13    7.47    (7.69)
-----------------------------------------------------------
March              (2.18)   22.31     9.19   (1.99)    0.84
-----------------------------------------------------------
April               3.86     4.53    (0.36)   7.11    (7.79)
-----------------------------------------------------------
May                (4.43)    0.70    (0.36)   0.85    (4.35)
-----------------------------------------------------------
June                1.45    (1.44)    7.28   (2.68)   12.08
-----------------------------------------------------------
July               (0.08)   (2.74)   (7.05)   6.57    12.33
-----------------------------------------------------------
August             (2.71)    2.90    (5.90)  (7.17)    8.82
-----------------------------------------------------------
September           3.21    (1.91)    2.83    1.66    (3.61)
-----------------------------------------------------------
October            14.17     0.59     1.58   (0.97)   (5.92)
-----------------------------------------------------------
November            7.14     0.32    (3.69)   0.24     0.79
-----------------------------------------------------------
December           (1.09)    0.17    (2.31)   3.46    (2.02)
-----------------------------------------------------------
Compound Annual    19.54%   35.08%  (7.88)%  14.78%  (6.30)%
Rate of Return
-----------------------------------------------------------

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

          (3)  Worst Peak-to-Valley Drawdown represents the greatest percentage
decline since January 1, 1992 from a   month-end cumulative Monthly Rate of
Return without such cumulative Monthly Rate of Return being equaled or exceeded
as of a   subsequent month-end.  For example, if the Monthly Rate of Return was
(1)% in each of January and February, 1% in March and (2)%   in April, the Peak-
to-Valley Drawdown would still be continuing at the end of April in the amount
of approximately (3)%, whereas if   the Monthly Rate of Return had been
approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of
                          the end of   February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

          RESULTS OF OPERATIONS

          General.  MLIP believes that managed futures funds should be
          -------
regarded as medium- to long-term (i.e., three to five   year) investments, but
it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

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

          MLIP relies principally on JWH's and Millburn's respective risk
management policies and strategies to control the   market risk inherent in the
Fund's trading.  MLIP reviews the positions acquired by each of the Advisors on
a daily basis in   an effort to determine whether such policies and strategies
are being followed and whether the overall positions of the Fund   may have
become what MLIP analyzes as being excessively concentrated in a limited number
of markets -- in which case   MLIP may discuss the possibility of rebalancing or
deleveraging the Fund's portfolio with JWH, Millburn or both.  To date, however, MLIP has only intervened once to request any rebalancing or
deleveraging of either Advisor's trading (JWH   deleveraged its trading at the
request of MLIP from May 1992 through August 1992).

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

     The significant variations in the balance sheet line items is primarily due to the Partnership placing its assets under the management of the Advisors not through opening managed accounts with them but rather through investing in private limited liability companies ("Trading LLCs") sponsored by MLIP. On October 1, 1996 the assets managed by John W. Henry & Co., Inc. were invested in the ML JWH Financials & Metals Portfolio L.L.C. On December 2, 1996, the assets managed by the Millburn Ridgefield Corporation were invested in the ML Millburn Global Diversified L.L.C. As of December 31, 1996, all of the Partnership's assets formerly held in commodity futures trading accounts were invested in these two Trading LLCs. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account has no economic effect on the Partnership, except to the extent that the Partnership benefits from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole).

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

John R. Frawley, Jr.                    Chief Executive Officer, President
                                        and Director

James M. Bernard                        Chief Financial Officer,
                                        Senior Vice President and Treasurer
                                        (through April 14, 1997)

Michael A. Karmelin                     Chief Financial Officer,
                                        Vice President and Treasurer
                                        (as of April 14, 1997)

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

          James M. Bernard was born in 1950. Mr. Bernard was Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University. Mr. Bernard left the firm in 1997.

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

          At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes -- other than the selection of Advisors -- affecting the operations of the Fund.

          As of December 31, 1996, the principals of MLIP had no investment in the Fund, and MLIP's general partnership interest was valued at $832,769.

          MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund L.P., The SECTOR Strategy Fund II L.P., The SECTOR Strategy Fund IV L.P., The SECTOR Strategy Fund V L.P., The SECTOR Strategy Fund VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

          In 1996 the Partnership paid: (i) Brokerage Commissions of $5,406,851 to the Commodity Broker, which included $1,828,360 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $115,039 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Changes" for a discussion of other business dealings between MLIP affiliates and the Partnership.

                (c)  Indebtedness of Management:
                     --------------------------

                     The Partnership is prohibited from making any loans, to management or otherwise.

                (d)  Transactions with Promoters:
                     ---------------------------

                     Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------



          (a)1. Financial Statements:                                  Page
                ---------------------                                  ----

                Independent Auditors' Report                              1

                Statements of Financial Condition as of December 31,
                1996 and 1995                                              2

                For the years ended December 31, 1996, 1995 and 1994:
                Statements of Operations                                   3
                Statements of Changes in Partners' Capital                 4

                Notes to Financial Statements                           5-14

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

          (a)3.  Exhibits:
                 --------

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation          Description
-----------          -----------

3.01(ii)             Amended and Restated Limited Partnership Agreement of the
                     Partnership.

Exhibit 3.01(ii):    Is incorporated herein by reference from Exhibit 3.01(ii)
----------------     contained in Amendment No. 1 (as Exhibit A) to the
                     Registration Statement (File No. 33-41373) filed on August
                     20, 1991, on Form S-1 under the Securities Act of 1933 (the
                     "Registrant's Registration Statement").

3.02(c) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.02(c):     Is incorporated by reference from Exhibit 3.02(c) contained
---------------      in the Registrant's report on Form 10-Q for the Quarter
                     Ended June 30, 1995.

10.01(o) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each of John W. Henry & Company, Inc. and Millburn Ridgefield Corporation.

Exhibit 10.01(o):    Is incorporated by reference from Exhibit 10.01(o)
----------------     contained in the Registrant's report on Form 10-Q for the
                     Quarter Ended June 30, 1995.

10.02(a) Form of Consulting Agreement between each trading advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02(a):    Is incorporated herein by reference from Exhibit 10.02(a)
----------------     contained in Amendment No. 1 to the Registration Statement
                     (File No. 33-30096) dated as of September 21, 1989, on Form
                     S-1 under the Securities Act of 1933.

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:       Is incorporated herein by reference from Exhibit 10.03
-------------        contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:       Is filed herewith.
-------------

10.07(a) Form of Advisor y and Consulti ng Agreem ent Amend ment among Merrill Lynch Investm ent Partners Inc., each Advisor, the Fund and Merrill Lynch Futures.

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

Exhibit 10.07(b)     Is filed herewith.
----------------

13.01                 1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:        Is filed herewith.
-------------

28.01                 Prospectus of the Partnership dated September 29, 1989.

Exhibit 28.01:        Is incorporated by reference as filed with the Securities
-------------         and Exchange Commission pursuant to Rule 424 under the
                      Securities Act of 1933, as amended, on October 10, 1989.

28.02                 Prospectus of the Partnership dated December 14, 1990.

Exhibit 28.02: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on December 20, 1990.

28.03                 Prospectus of the Partnership dated September 13, 1991.

Exhibit 28.03:        Is incorporated by reference as filed with the Securities
-------------         and Exchange Commission pursuant to Rule 424 under the
                      Securities Act of 1933, Registration Statement on
                      September 23, 1991.


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

                              JOHN W. HENRY & CO./MILLBURN L.P.

                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                              General Partner

                              By: /s/John R. Frawley, Jr.
                                  -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on October 20,1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                        Title                               Date
-------------------------  --------------------------------------------------  ----------------

/s/John R. Frawley, Jr.    President and Chief Executive Officer and Director  October 20, 1997
-------------------------
John R. Frawley, Jr.

/s/Michael A. Karmelin     Chief Financial Officer, Vice President             October 20, 1997
-------------------------
Michael A. Karmelin        and Treasurer

/s/Jeffrey F. Chandor      Senior Vice President and Director of Sales,        October 20, 1997
-------------------------
Jeffrey F. Chandor         Marketing and Research, and Director

/s/Allen N. Jones          Director                                            October 20, 1997
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT General Partner of Registrant  October 20, 1997
  PARTNERS INC.

By: /s/John R. Frawley, Jr.
    -----------------------
     John R. Frawley, Jr.

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



                                James M. Bernard
                            Chief Financial Officer
                     Merrill Lynch Investment Partners Inc.
                               General Partner of
                       JOHN W. HENRY & CO./MILLBURN L.P.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                                1996 FORM 10-K/A

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

Exhibit 10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF

Exhibit 13.01     1996 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 1996 ML JWH Financial and Metals Portfolio L.L.C. Annual Report and Independent Auditors' Report

Exhibit 13.01(b) 1996 ML Millburn Global L.L.C. Annual Report and Independent Auditors' Report