Form 10-Q
period 1997-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 1997-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                          (Exact Name of Registrant as
                           specified in its charter)

         Delaware                                      06-1287586
-------------------------------             --------------------------------
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

                                 212-236-5662
                ----------------------------------------------
             (Registrant's telephone number, including area code)

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

                       This document contains 15 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                      September 30,         December 31,
                                                                           1997                 1996
                                                                           ----                 ----
ASSETS
------
Investments                                                               $61,895,775          $60,834,087
Receivable from investments                                                   668,261              779,075
                                                                   ------------------   ------------------

                TOTAL                                                     $62,564,036          $61,613,162
                                                                   ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                   $   668,261          $   778,385
    Profit shares payable                                                     -                        689
                                                                   ------------------   ------------------

            Total liabilities                                                 668,261              779,074
                                                                   ------------------   ------------------

PARTNERS' CAPITAL:
    General Partner:
        (780 and 780 Series A Units)                                          214,127              196,983
        (1976 and 1976 Series B Units)                                        440,840              405,594
        (1439 and 1439 Series C Units)                                        250,197              230,192
    Limited Partners:
        (51572 and 55596 Series A Units)                                   14,157,788           14,040,479
        (137722 and 146552 Series B Units)                                 30,726,644           30,082,484
        (92630 and 99256 Series C Units)                                   16,106,179           15,878,356
                                                                   ------------------   ------------------

            Total partners' capital                                        61,895,775           60,834,088
                                                                   ------------------   ------------------

                TOTAL                                                     $62,564,036          $61,613,162
                                                                   ==================   ==================

NET ASSET VALUE PER UNIT
Series A (Based on 52352 and 56376 Units outstanding)                     $    274.52          $    252.54
                                                                   ==================   ==================
Series B (Based on 139698 and 148528 Units outstanding)                   $    223.11          $    205.27
                                                                   ==================   ==================
Series C (Based on 94069 and 100695 Units outstanding)                    $    173.88          $    159.97
                                                                   ==================   ==================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                           For the three          For the three          For the nine          For the nine
                                            months ended          months ended           months ended          months ended
                                           September 30,          September 30,         September 30,          September 30,
                                                1997                  1996                   1997                  1996
                                        ------------------    ------------------     ------------------    ------------------
REVENUES:
    Trading profits (loss):
        Realized                                $  -                  $ (393,434)            $  -                  $  986,680
        Change in unrealized                       -                   1,668,447                -                   1,860,042
                                        ------------------    ------------------     ------------------    ------------------

            Total trading results                  -                   1,275,013                -                   2,846,722
                                        ------------------    ------------------     ------------------    ------------------

    Interest income                                -                     536,654                -                   1,703,650
    Income from investments                      4,026,458                 -                  5,219,594                -
                                        ------------------    ------------------     ------------------    ------------------

            Total revenues                       4,026,458             1,811,667              5,219,594             4,550,372
                                        ------------------    ------------------     ------------------    ------------------

EXPENSES:
    Profit shares                                 -                      -                     -                       9,078
    Brokerage commissions                         -                    1,544,898               -                   4,917,818
    Administrative fees                           -                       32,872               -                     104,635
                                        ------------------    ------------------     ------------------    ------------------

            Total expenses                        -                    1,577,770               -                   5,031,531
                                        ------------------    ------------------     ------------------    ------------------

NET INCOME (LOSS)                               $4,026,458            $  233,897             $5,219,594            $ (481,159)
                                        ==================    ==================     ==================    ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                292,180               321,184                297,946               333,307
                                        ==================    ==================     ==================    ==================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                  $    13.78                 $0.73             $    17.52                $(1.44)
                                        ==================    ==================     ==================    ==================


See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                              Units                                     Limited Partners
                                            ----------                                  -----------------
                                Series A     Series B     Series C         Series A           Series B
                           --------------- ------------ ------------- ----------------- -----------------
PARTNERS' CAPITAL,
  December 31, 1995               63,573      168,337      117,797          $13,205,024     $28,450,897

Redemptions                       (5,073)     (17,130)     (13,699)          (1,113,315)     (2,915,985)

Net loss                               -            -            -              (63,443)       (241,076)
                           --------------- ------------ ------------- ----------------- -----------------

PARTNERS' CAPITAL,
  September 30, 1996              58,500      151,207      104,098          $12,028,266     $25,293,836
                           =============== ============ ============= ================= =================

PARTNERS' CAPITAL,
  December 31, 1996               56,376      148,528      100,695          $14,040,479     $30,082,484

Redemptions                       (4,024)      (8,830)      (6,626)          (1,091,900)     (1,936,437)

Net income                             -            -            -            1,209,209       2,580,597
                           --------------- ------------ ------------- ----------------- -----------------

PARTNERS' CAPITAL,
  September 30, 1997              52,352      139,698       94,069          $14,157,788     $30,726,644
                           =============== ============ ============= ================= =================

                                                            General Partner
                                                            ----------------
                             Series C          Series A        Series B     Series C        Total
                          --------------- ------------ ------------- ----------------- -----------------
PARTNERS' CAPITAL,
  December 31, 1995        $15,571,401            $164,028     $337,920     $192,564     $57,921,834

Redemptions                 (1,827,493)                  -            -            -     $(5,856,793)

Net loss                      (169,841)             (1,485)      (3,013)      (2,301)    $  (481,159)
                          --------------- ------------ ------------- ----------------- -----------------

PARTNERS' CAPITAL,
  September 30, 1996       $13,574,067            $162,543     $334,907     $190,263     $51,583,882
                          =============== ============ ============= ================= =================

PARTNERS' CAPITAL,
  December 31, 1996        $15,878,356            $196,983     $405,594     $230,192     $60,834,088

Redemptions                 (1,129,570)                  -            -            -     $(4,157,907)

Net income                   1,357,393              17,144       35,246       20,005     $ 5,219,594
                          --------------- ------------ ------------- ----------------- -----------------

PARTNERS' CAPITAL,
  September 30, 1997       $16,106,179            $214,127     $440,840     $250,197     $61,895,775
                          =============== ============ ============= ================= =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

   At September 30, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC").

  Total revenues and fees with respect to such investments is set forth as follows:

For the three months           Total               Brokerage          Administrative            Profit               Income from
ended September 30,           Revenue             Commissions              Fees                 Shares               Investments
 1997
                       -------------------    -----------------    ------------------    -------------------    -------------------

SERIES A UNITS

JWH LLC                         $1,071,218             $174,245               $ 4,586               $ 31,350             $  861,037
Millburn LLC                       292,516              186,294                 4,902                 21,974                 79,346
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                           $1,363,734             $360,539               $ 9,488               $ 53,324             $  940,383
                       ===================    =================    ==================    ===================    ===================

SERIES B UNITS

JWH LLC                         $2,298,494             $374,547               $ 9,857               $ 66,946             $1,847,144
Millburn LLC                       629,907              403,749                10,626                 46,810                168,722
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                           $2,928,401             $778,296               $20,483               $113,756             $2,015,866
                       ===================    =================    ==================    ===================    ===================

SERIES C UNITS

JWH LLC                         $1,216,513             $197,276               $ 5,192               $ 35,664             $  978,381
Millburn LLC                       335,489              212,667                 5,596                 25,398                 91,828
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                           $1,552,002             $409,943               $10,788               $ 61,062             $1,070,209
                       ===================    =================    ==================    ===================    ===================

TOTAL ALL UNITS
-------------------

JWH LLC                         $4,586,225             $746,068               $19,635               $133,960             $3,686,562
Millburn LLC                     1,257,912              802,710                21,124                 94,182                339,896
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                          $ 5,844,137           $1,548,778              $ 40,759             $  228,142             $4,026,458
                       ===================    =================    ==================    ===================    ===================

For the nine months            Total               Brokerage          Administrative            Profit               Income from
ended September 30,           Revenue             Commissions              Fees                 Shares               Investments
 1997
                       -------------------    -----------------    ------------------    -------------------    -------------------

SERIES A UNITS

JWH LLC                        $ 1,009,462           $  512,799              $ 13,144             $   31,914             $  451,605
Millburn LLC                     1,571,585              575,589                14,752                206,496                774,748
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                          $ 2,581,047           $1,088,388              $ 27,896             $  238,410             $1,226,353
                       ===================    =================    ==================    ===================    ===================

SERIES B UNITS

JWH LLC                        $ 2,160,892           $1,103,112              $ 28,279             $   67,741             $  961,760
Millburn LLC                     3,371,038            1,243,925                31,890                441,140              1,654,083
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                          $ 5,531,930           $2,347,037              $ 60,169             $  508,881             $2,615,843
                       ===================    =================    ==================    ===================    ===================

SERIES C UNITS

JWH LLC                        $ 1,136,736           $  583,702              $ 14,964             $   36,009             $  502,061
Millburn LLC                     1,784,120              658,445                16,880                233,458                875,337
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                          $ 2,920,856           $1,242,147              $ 31,844             $  269,467             $1,377,398
                       ===================    =================    ==================    ===================    ===================

TOTAL ALL UNITS
-------------------

JWH LLC                        $ 4,307,090           $2,199,613              $ 56,387             $  135,664             $1,915,426
Millburn LLC                     6,726,743            2,477,959                63,522                881,094              3,304,168
                       -------------------    -----------------    ------------------    -------------------    -------------------

Total                          $11,033,833           $4,677,572              $119,909             $1,016,758             $5,219,594
                       ===================    =================    ==================    ===================    ===================

    As significant investees, income statement information for JWH LLC and Millburn LLC is set forth as follows:



ML JWH FINANCIAL AND METALS PORTFOLIO LLC
-----------------------------------------
    (a Delaware limited partnership)
    --------------------------------

          STATEMENTS OF INCOME
          --------------------

                                         For the three          For the nine
                                         months ended           months ended
                                         September 30,          September 30,
                                             1997                   1997
                                    ---------------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                               $6,666,871           $3,199,095
        Change in unrealized                    1,824,620            3,394,200
                                    ---------------------    -----------------

            Total trading results               8,491,491            6,593,295
                                    ---------------------    -----------------

    Interest income                               788,805            2,312,273
                                    ---------------------    -----------------

            Total revenues                      9,280,296            8,905,568
                                    ---------------------    -----------------

EXPENSES:
    Profit shares                                 389,699              406,321
    Brokerage commissions                       1,446,028            4,088,876
    Administrative fees                            39,632              110,113
                                    ---------------------    -----------------

            Total expenses                      1,875,359            4,605,310
                                    ---------------------    -----------------

NET INCOME                                     $7,404,937           $4,300,258
                                    =====================    =================

      ML MILLBURN GLOBAL L.L.C.
      -------------------------
  (a Delaware limited partnership)
  --------------------------------

        STATEMENTS OF INCOME
        --------------------

                                         For the three            For the nine
                                          months ended            months ended
                                         September 30,           September 30,
                                              1997                    1997
                                    ---------------------     -----------------
REVENUES:
    Trading profits (loss):
        Realized                               $1,198,944           $ 7,430,295
        Change in unrealized                     (215,294)           (1,158,707)
                                    ---------------------     -----------------

            Total trading results                 983,650             6,271,588
                                    ---------------------     -----------------

    Interest income                               400,945             1,151,318
                                    ---------------------     -----------------

            Total revenues                      1,384,595             7,422,906
                                    ---------------------     -----------------

EXPENSES:
    Profit shares                                 103,793               973,415
    Brokerage commissions                         876,568             2,702,727
    Administrative fees                            23,235                69,944
                                    ---------------------     -----------------

            Total expenses                      1,003,596             3,746,086
                                    ---------------------     -----------------

NET INCOME                                     $  380,999           $ 3,676,820
                                    =====================     =================

3. INCOME (LOSS) PER UNIT

  The profit and loss of the Series A, Series B and Series C Units for the three months ended September 30, 1997 and 1996 is as follows:


                                                1997                                           1996
                          ------------------------------------------------ --------------------------------------------
                               Series A       Series B        Series C       Series A        Series B        Series C
                          ---------------- --------------- --------------- -------------- --------------- -------------
REVENUES:
Trading profits (loss):
   Realized                      $      -           $  -            $  -      $(70,691)      $(192,476)       $(130,267)
   Change in unrealized                 -              -               -       380,443         834,090          453,914
                          ---------------- --------------- --------------- -------------- --------------- -------------

    Total trading results               -              -               -       309,752         641,614          323,647
                         ---------------- --------------- --------------- -------------- --------------- -------------

Interest income                         -              -               -       124,044         267,807          144,803
 Income from investments          940,383      2,015,866       1,070,209             -               -                -
                          ---------------- --------------- --------------- -------------- --------------- -------------

Total revenues                    940,383      2,015,866       1,070,209       433,796         909,421          468,450
                          ---------------- --------------- --------------- -------------- --------------- -------------

EXPENSES:
   Profit shares                        -              -               -             -               -                -
   Brokerage commissions                -              -               -       359,655         767,928          417,315
   Administrative fees                  -              -               -         7,653          16,339            8,880
                          ---------------- --------------- --------------- -------------- --------------- -------------

Total expenses                          -              -               -       367,308         784,267          426,195
                          ---------------- --------------- --------------- -------------- --------------- -------------

NET INCOME                       $940,383     $2,015,866      $1,070,209      $ 66,488       $ 125,154        $  42,255
                          ================ =============== =============== ============== =============== =============

NET INCOME
PER UNIT:
Weighted average number
    of units outstanding           53,601        142,368          96,211        58,918         154,634          107,632
                          ================ =============== =============== ============== =============== =============

Weighted average net
    income per Limited
    Partner and General
    Partner Unit                 $  17.54     $    14.16      $    11.12         $1.13           $0.81            $0.39
                          ================ =============== =============== ============== =============== =============

  The profit and loss of the Series A, Series B and Series C Units for the nine months ended September 30, 1997 and 1996 is as follows:


                                                     1997                                               1996
                                ---------------------------------------------   --------------------------------------------------
                                   Series A        Series B        Series C         Series A          Series B          Series C
                                -------------   -------------   -------------   --------------    --------------    --------------
REVENUES:
Trading profits :

   Realized                              $  -            $  -            $  -       $  274,534        $  480,980        $  231,166
   Change in unrealized                     -               -               -          431,039           929,339           499,664
                                -------------   -------------   -------------   --------------    --------------    --------------

    Total trading results                   -               -               -          705,573         1,410,319           730,830

Interest income                             -               -               -          386,645           850,816           466,189
Income from investments             1,226,353       2,615,843       1,377,398                -                 -                 -
                                -------------   -------------   -------------   --------------    --------------    --------------

Total revenues                      1,226,353       2,615,843       1,377,398        1,092,218         2,261,135         1,197,019
                                -------------   -------------   -------------   --------------    --------------    --------------

EXPENSES:
   Profit shares                            -               -               -            5,557             1,065             2,456
   Brokerage commissions                    -               -               -        1,127,598         2,451,989         1,338,231
   Administrative fees                      -               -               -           23,992            52,170            28,473
                                ---------------------------------------------   --------------    --------------    --------------

Total expenses                              -               -               -        1,157,147         2,505,224         1,369,160
                                -------------   -------------   -------------   --------------    --------------    --------------

NET INCOME (LOSS)                  $1,226,353      $2,615,843      $1,377,398       $  (64,929)       $ (244,089)       $ (172,141)
                                =============   =============   =============   ==============    ==============    ==============

NET INCOME (LOSS)
PER UNIT:

Weighted average number
    of units outstanding               54,618         144,913          98,415           60,240           160,784           112,283
                                =============   =============   =============   ==============    ==============    ==============

Weighted average net
    income (loss) per Limited
    Partner and General
    Partner Unit                   $    22.45      $    18.05      $    14.00           $(1.08)           $(1.52)           $(1.53)
                                =============   =============   =============   ==============    ==============    ==============

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respective periods were as follows

                            For the three             For the nine
                             months ended             months ended
                            September 30,             September 30,
                                 1996                     1996
                        -------------------       -------------------
Interest rate &
Stock indices                   $ 3,641,871                $1,190,889
Currencies                       (2,708,181)                1,521,270
Metals                              341,323                   134,563
                        -------------------       -------------------
                                $ 1,275,013                $2,846,722
                        ===================       ===================

  The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the year ended December 31, 1996 were as follows (there were no open contracts for each of the nine months ended September 30, 1997):


                                    1996
                 -------------------------------------------
                      Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------
Interest rate
& Stock indices             $250,831,694          $190,374,835
Currencies                   296,018,497           334,030,991
Metals                        18,491,709            29,682,273
                        ----------------    ------------------

                            $565,341,900          $554,088,099
                        ================    ==================

5.  RELATED PARTY TRANSACTIONS

        MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections
------------------------------------------
         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s, ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

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

Performance Summary
-------------------

                                SERIES A UNITS:

         During the first nine months of 1996, the Series' average month-end Net Assets equaled $12,592,749, and the Series recognized gross trading profit of $705,573 or 5.60% of such average month-end Net Assets. Brokerage commissions of $1,127,598 or 8.95%, Administrative fees of $23,992 or .19% and Profit shares of $5,557 or .04% of average month-end Net Assets were paid. Interest income of $386,645 or 3.07% of average month-end Net Assets resulted in a net loss of $64,929 or .52% of average month-end Assets which resulted in a .90% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Series' average month-end Net Assets equaled $14,495,434. Income from investments resulted in a net gain of $1,226,353 or 8.46 % of average month-end Net Assets which resulted in a 8.70 % increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Series experienced 8 profitable months and 10 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

           Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
 --------------------------------------------------------------------------------------------------------

1996       $231.67    $209.48    $205.35    $213.42    $204.22    $207.21    $206.87    $201.95    $208.39
----------------------------------------------------------------------------------------------------------
1997       $273.52    $270.58    $267.94    $261.04    $251.03    $257.22    $283.93    $270.03    $274.52
----------------------------------------------------------------------------------------------------------

                                SERIES B UNITS:

         During the first nine months of 1996, the Series' average month-end Net Assets equaled $27,373,367, and the Series recognized gross trading profit of $1,410,319 or 5.15% of such average month-end Net Assets. Brokerage commissions of $2,451,989 or 8.96%, Administrative fees of $52,170 or .19% and Profit shares of $1,065 or .004% of average month-end Net Assets were paid. Interest income of $850,816 or 3.11% of average month-end Net Assets resulted in net loss of $244,089 or .89% of average month-end Net Assets which resulted in a .89% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Series' average month-end Net Assets equaled $31,283,609. Income from investments resulted in net gain of $2,615,843 or 8.36 % of average month-end Net Assets which resulted in a 8.69 % increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Series experienced 8 profitable months and 10 unprofitable months.

                               MONTH-END NET ASSET VALUE PER SERIES B UNIT

          Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
---------------------------------------------------------------------------------------------------------

1996      $188.93    $171.14    $167.47    $173.94    $166.31    $168.64    $168.41    $164.21    $169.49
---------------------------------------------------------------------------------------------------------
1997      $222.32    $219.93    $217.78    $212.17    $204.08    $209.10    $230.77    $219.46    $223.11
---------------------------------------------------------------------------------------------------------

                                SERIES C UNITS:

         During the nine months of 1996, the Series' average month-end Net Assets equaled $15,398,289, and the Series realized gross trading profit of $730,830 or 4.75% of such average month-end Net Assets. Brokerage commissions of $1,338,231 or 8.69%, Administrative fees of $28,473 or .19% and Profit shares of $2,456 or .02% of average month-end Net Assets were paid. Interest income of $466,189 or 3.03% of average month-end Net Assets resulted in net loss of $172,141 or 1.12% of average month-end Net Assets which resulted in a 1.20% decrease in the Net Asset Value since December 31, 1995.

         During the first nine months of 1997, the Series' average month-end Net Assets equaled $16,550,212. Income from Investments resulted in net gain of $ 1,377,398 or 8.32 % of average month-end Net Assets which resulted in a 8.70 % increase in the Net Asset Value since December 31, 1996.

         During the first nine months of 1997 and 1996, the Series experienced 8 profitable months and 10 unprofitable months.

                               MONTH-END NET ASSET VALUE PER SERIES C UNIT

           Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
----------------------------------------------------------------------------------------------------------

1996       $147.90    $133.80    $130.88    $135.93    $129.91    $131.79    $131.69    $128.12    $132.22
----------------------------------------------------------------------------------------------------------
1997       $173.26    $171.40    $169.73    $165.35    $159.04    $162.96    $179.85    $171.03    $173.88
----------------------------------------------------------------------------------------------------------

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

     John W. Henry & Company, Inc., ("JWH") is one of the Advisors retained by the Fund, managing approximately 49% of the fund's assets committed to trading as of October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.



Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other information

  Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

  Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

     There are no exhibits required to be filed as part of this document.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  November 14, 1997    By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer