Form 10-K405
period 1997-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 1998-03-27
CIK 853456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

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

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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


Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1998, limited partnership units with an aggregate value of $61,731,534 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K

                               Table of Contents
                               -----------------


                                   PART I                     PAGE
                                   ------                     ----
Item 1.    Business...........................................  1

Item 2.    Properties.........................................  8

Item 3.    Legal Proceedings..................................  8

Item 4.    Submission of Matters to a Vote of Security Holders  8


                                    PART II
                                    -------
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters..............................   9

Item 6.     Selected Financial Data..........................  10

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............  15

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk......................................  18

Item 8.     Financial Statements and Supplementary Data......  18

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............  18

                                    PART III
                                    --------
Item 10.    Directors and Executive Officers of the
            Registrant.......................................  19

Item 11.    Executive Compensation...........................  21

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management...................................  21

Item 13.    Certain Relationships and Related Transactions...  22

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K......................................    23

                                     PART I

ITEM 1:   BUSINESS
          --------

     (a) General Development of Business:
         -------------------------------

          John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989. The original public offering of units of limited partnership interest (the "Series A Units") commenced on September 29, 1989, and the Partnership commenced trading with respect to the Series A Units on January 5, 1990. A reopening of the Partnership through the public offering of Series B Limited Partnership Units (the "Series B Units") commenced on December 14, 1990. The Partnership began trading with respect to the Series B Units on January 28, 1991. A second reopening of the Partnership through the public offering of Series C Limited Partnership Units (the "Series C Units") commenced on September 13, 1991. The Partnership began trading with respect to the Series C Units on January 2, 1992. The Fund's objective is achieving, through speculative trading, substantial capital appreciation over time.

          The proceeds of each of the three series of Units were each initially allocated equally among the Partnership's two trading advisors -- Millburn Ridgefield Corporation ("Millburn") and John W. Henry & Company, Inc. ("JWH") (collectively, the "Trading Advisors" or the "Advisors"). As of December 31, 1997; 49% and 51% of the Series A Units capital was allocated to Millburn and JWH, respectively; 49% and 51% of the Series B Units capital; and 49% and 51% of the Series C Units capital.

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are hereinafter sometimes referred to as "Merrill Lynch").

          The initial capitalization of the Fund was $18,182,000. A total of an additional $50,636,000 was invested in the Fund on January 28, 1991 (when the Series B Units were sold) and an additional $40,000,000 on January 2, 1992 (when the Series C Units were sold). Through December 31, 1997, Units with an aggregate Net Asset Value of $102,136,315 (not including a dividend distribution of $2,345,180 for Series A Unitholders on November 30, 1990) had been redeemed including December 31, 1997 redemptions which were not actually paid out until January 1998). As of December 31, 1997, the aggregate capitalization of the Fund was $63,024,164, the total capitalization of the Series A, Series B and Series C Units was $14,709,078, $31,679,478 and $16,635,608, respectively, and the Net
Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $284.11 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $230.87 and $179.92, respectively. As of December 31, 1997, the Fund had 455 Series A, 1,407 Series B and 720 Series C Limited Partners.

          The highest month-end Net Asset Value per Series A Unit through December 31, 1997 was $284.11 (December, 1997) and the lowest $100.31(May,
1990); the highest month-end Net Asset Value per Series B Unit through December 31, 1997 was $230.87 (December, 1997) and the lowest $91.20 (May, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 1997 was $179.92 (December, 1997) and the lowest $75.87 (May, 1992).

     (b) Financial Information about Industry Segments:
         ---------------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

     (c) Narrative Description of Business:
         ---------------------------------

          GENERAL

          The Fund trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

          The Partnership has entered into advisory agreements with each Trading Advisor (the "Advisory Agreement") with respect to each of the Series A Units, Series B Units and Series C Units and allocated 50% of the initial capital of
each Series to each Trading Advisor.   JWH trades the Partnership's assets
allocated to it in four market sectors -- interest rates, stock indices, currencies and metals -- pursuant to its Financial and Metals Program. Millburn trades the Partnership's assets allocated to it pursuant to its currency program, which concentrates exclusively on currency trading, primarily in the interbank market.

          MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them. This additional leverage is subject to the condition that the Fund as a whole will not trade as if it had in excess of 20% more equity than actual capital.

          One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

          The Fund accesses the Trading Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLIP through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are not used to purchase or acquire any
          -------
physical commodity but rather held as security for and to pay the Partnership's speculative trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options markets. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

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

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the back-to-back intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which the Advisors trade on behalf of the Fund.

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

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

                        -------------------------------

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited certain amounts to the Fund's investors (directly, not by credit to the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appeared on their December 1997 account statements. The total amount of the adjustment is approximately $779,000 for Series A Units, $1,739,000 for Series B Units and $773,000 for Series C Units.

          CHARGES

          Each of the Series of Units is subject to the same charges. However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

          PERFORMANCE SUMMARY

          Series A Units . During 1995, 1996 and 1997, the Series A Units'
          --------------
          average month-end Net Assets equaled:

           1995 $13,360,144, and the Series recognized gross trading gains of $5,089,863 or 38.10% of such average month-end Net Assets;

          1996 $12,941,058, and the Series recognized gross trading gains of $1,647,329 or 12.73% of such average month-end Net Assets; and

          1997 $14,483,904, and the Series recognized a gain from investments of $1,727,430 or 11.93% of average month-end Net Assets; which resulted in a 12.50% increase in the Net Asset Value per Unit.

          Series B Units. During 1995, 1996 and 1997,  the Series B Units'
          --------------
          average month-end Net Assets equalled:

          1995 $24,425,858, and the Series recognized gross trading gains of $11,540,056 or 47.25% of such average month-end Net Assets;

          1996 $27,873,607, and the Series recognized gross trading gains of $3,471,941 or 12.46% of such average month-end Net Assets; and

          1997 $31,251,336, and the Series recognized a gain from investments of $3,689,429 or 11.81% of average month-end Net Assets; which resulted in a 12.47% increase in the Net Asset Value per Unit.

          Series C Units.  During 1995, 1996 and 1997, the Series C Units'
          --------------
          average month-end Net Asset equaled:

          1995 $16,554,503, and the Series recognized gross trading gains of $6,571,541;

          1996 $15,096,182, and the Series recognized gross trading gains of $1,869,922 or 12.39% of such average month-end Net Assets; and

          1997 $16,499,268, and the Series recognized a gain from Investments of $1,940,829 or 11.76% of average month-end Net Assets.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                            1995                      1996                   1997
                    --------------------       -------------------     -----------------
                                  % OF                       % OF                 % OF
                                AVERAGE                    AVERAGE              AVERAGE
                    DOLLAR     MONTH-END       DOLLAR    MONTH-END     DOLLAR  MONTH-END
      COST          AMOUNT    NET ASSETS       AMOUNT    NET ASSETS    AMOUNT  NET ASSETS
      ----          ------    ----------       ------    ----------    ------  ----------

Brokerage         $7,412,789     13.64%    $5,406,851         9.67%       -            -
Commissions

Administrative             -         -        115,039         0.21        -            -
Fees

Profit Shares        729,138      1.34         97,468         0.17        -            -
                     -------      ----         ------         ----     ------  -----------

  Total           $8,141,927     14.98%    $5,619,358        10.05%       -            -
                  ==========     =====     ==========        =====     ======  ===========

                          ____________________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $54,340,505, $55,910,847 , and $62,234,507, respectively.

          During 1995, 1996 and 1997, the Fund earned $2,863,384, $1,842,887 and
$0 in interest income, or approximately 5.27%, 3.30%, and 0% of the Fund's average month-end Net Assets.

          As of January 1, 1996, the 11.75% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 9.75% per annum Brokerage Commissions and a .25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

        The significant variations in charges is primarily due to placing assets in Trading LLCs (See Item 7).

                         ______________________________

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       -----------------

MLF                 Brokerage Commissions   A flat-rate monthly commission of
                                            0.7917 of 1% of the Fund's month-end
                                            assets (a 9.50% annual rate).

                                            During 1995 and 1996, the round-turn
                                            (each purchase and sale or sale and
                                            purchase of a single futures
                                            contract) equivalent rate of the
                                            Fund's flat-rate Brokerage
                                            Commissions was approximately $207
                                            and $143, respectively. The round-
                                            turn rates for 1995 and 1996 reflect
                                            Brokerage Commissions at the rate of
                                            11.75% per annum. As of February 1,
                                            1997, this rate was reduced to
                                            9.50%.

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

MLIP                Administrative Fees     The Fund pays MLIP a monthly
                                            Administrative Fee equal to 0.020833
                                            of 1% of the Fund's month-end assets
                                            (0.25% annually). MLIP pays all of
                                            the Fund's routine administrative
                                            costs.

MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements,
                                            MLIB receives bid-ask spreads on the
                                            forward trades it executes with the
                                            Fund.

Other               Bid-ask spreads         The counterparties other than MLIB
  Counterparts                              with which the F/X Desk deals also
                                            each receive bid-ask spreads on the
                                            forward trades executed with the
                                            Fund.

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

Trading Advisors    Profit Shares           Prior to January 1, 1997, quarterly
                                            profit shares of 15% and 20% of any
                                            New Trading Profit achieved by each
                                            Advisor's Fund account,
                                            individually, were paid to JWH and
                                            Millburn, respectively. Beginning
                                            January 1, 1997, a quarterly Profit
                                            Share of 15% continues to be payable
                                            to JWH and an annual Profit Share of
                                            20% is payable to Millburn, in each
                                            case as of the end of each calendar
                                            quarter or year (as the case may be)
                                            and upon redemption of Units. New
                                            Trading Profit is calculated
                                            separately in respect of each
                                            Advisor, irrespective of the overall
                                            performance of the Fund. Units may
                                            generate New Trading Profit and be
                                            subject to paying Profit Shares even
                                            though the Net Asset Value per Unit
                                            has declined below the purchase
                                            price of such Units.

MLF;                Extraordinary expenses  Actual costs incurred; none paid to
  Others                                    date, and expected to be negligible.

                       ---------------------------------

          REGULATION

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

     In September 1996, JWH was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained essentially the same allegations as the New York and California complaints. Additional complaints containing the same allegations as the earlier California complaints were filed in California in March 1997. The California complaints were consolidated under the caption "In re Dean Witter Managed Futures Litigation" in May 1997. The New York complaints were consolidated under the caption "In re Dean Witter Managed Futures Limited Partnerships Litigation" in July 1997. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

          On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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

     (b)  Holders:
          -------

          As of December 31, 1997, there were 456, 1408 and 734 holders of the Series A, B and C Units, respectively, including the General Partner.

     (c)  Dividends:
          ---------

          The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. The General Partner does not presently intend to make any distributions, but may do so if a series of Units recognizes substantial profits.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data has been derived from the audited financial statements of the Partnership.

INCOME STATEMENT  DATA         1997         1996          1995          1994          1993
----------------------         ----         ----          ----          ----          ----
Revenues:

Trading Profits (Loss):


 Realized Gain               $           $ 8,749,410   $23,852,578   $  3,650,307   $17,886,014

Change in Unrealized Gain             -   (1,760,218)     (651,118)    (2,731,447)    4,187,590
                             ----------  -----------   -----------   ------------   -----------
Total Trading results                 -    6,989,192    23,201,460        918,860    22,073,604

Interest Income                       -    1,842,887     2,863,384      1,998,830     1,847,581
                             ----------  -----------   -----------   ------------   -----------
 Total Revenues                       -    8,832,079    26,064,844      2,917,690    23,921,185
                             ----------  -----------   -----------   ------------   -----------


Expenses:

Brokerage Commissions                 -    5,406,851     7,412,789      7,717,269     9,559,369

 Administrative Fees                  -      115,039             -              -             -

 Profit Shares                        -       97,468       729,138        508,502       551,684
                             ----------  -----------   -----------   ------------   -----------
 Total Expenses                       -    5,619,358     8,141,927   $  8,225,771    10,111,053
                             ----------  -----------   -----------   ------------   -----------

 Income from Investments     $7,357,688  $ 7,171,609   $         -   $          -   $         -
                             ----------  -----------   -----------   ------------   -----------

 Net Income (Loss)           $7,357,688  $10,384,330   $17,922,917    ($5,308,081)  $13,810,132
                             ==========  ===========   ===========   ============   ===========



BALANCE SHEET DATA                 1997         1996         1995         1994         1993
------------------------------  -----------  -----------  -----------  -----------  -----------
Fund Net Asset Value            $63,024,164  $60,834,088  $57,921,834  $53,987,444  $71,749,780

Net Asset Value per Series A    $    284.11  $    252.54  $    210.29  $    155.90  $    170.64
nit

Net Asset Value per Series B    $    230.87  $    205.27  $    171.02  $    127.16  $    138.87
Unit

Net Asset Value per Series C    $    179.92  $    159.97  $    133.82  $     99.07  $    107.55
Unit


        Significant variations in income statement line items is primarily due to placing assets in Trading LLCs (See Item 7).

------------------------------------------------------------------------------------------------------------------
                                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $141.54  $154.24  $151.42  $163.78  $166.43  $162.20  $174.85  $162.78  $165.32  $164.26  $164.70  $170.64
------------------------------------------------------------------------------------------------------------------
 1994   $157.40  $157.52  $171.35  $170.73  $170.55  $182.02  $169.39  $159.71  $163.83  $165.97  $159.74  $155.90
------------------------------------------------------------------------------------------------------------------
 1995   $146.85  $167.54  $204.80  $214.46  $216.21  $212.68  $207.03  $212.10  $207.87  $208.79  $209.51  $210.29
------------------------------------------------------------------------------------------------------------------
 1996   $231.67  $209.48  $205.35  $213.42  $204.22  $207.21  $206.87  $201.95  $208.39  $237.92  $255.50  $252.54
------------------------------------------------------------------------------------------------------------------
 1997   $273.52  $270.58  $267.94  $261.04  $251.03  $257.22  $283.93  $270.03  $274.52  $273.84  $277.30  $284.11
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                   MONTH-END NET ASSET VALUE PER SERIES B UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $116.02  $126.15  $124.04  $134.19  $136.26  $132.74  $142.71  $132.47  $134.45  $133.44  $133.97  $138.87
------------------------------------------------------------------------------------------------------------------
 1994   $127.89  $128.01  $139.63  $139.06  $138.76  $148.27  $138.03  $130.06  $133.43  $135.47  $130.31  $127.16
------------------------------------------------------------------------------------------------------------------
 1995   $119.62  $136.63  $166.77  $174.39  $175.54  $172.89  $168.13  $172.70  $169.17  $169.98  $170.50  $171.02
------------------------------------------------------------------------------------------------------------------
 1996   $188.93  $171.14  $167.47  $173.94  $166.31  $168.64  $168.41  $164.21  $169.49  $193.51  $207.63  $205.27
------------------------------------------------------------------------------------------------------------------
 1997   $222.32  $219.93  $217.78  $212.17  $204.08  $209.10  $230.77  $219.46  $223.11  $222.53  $225.33  $230.87
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                   MONTH-END NET ASSET VALUE PER SERIES  C UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $ 94.01  $101.04  $ 99.03  $106.07  $106.98  $104.11  $110.95  $102.99  $104.71  $103.70  $103.95  $107.55
------------------------------------------------------------------------------------------------------------------
 1994   $ 98.97  $ 99.10  $108.21  $107.82  $107.43  $115.26  $107.13  $100.81  $103.66  $105.30  $101.41  $ 99.07
------------------------------------------------------------------------------------------------------------------
 1995   $ 93.13  $106.27  $129.98  $135.87  $136.83  $134.85  $131.16  $134.97  $132.39  $133.17  $133.60  $133.82
------------------------------------------------------------------------------------------------------------------
 1996   $147.90  $133.80  $130.88  $135.93  $129.91  $131.79  $131.69  $128.12  $132.22  $150.96  $161.74  $159.97
------------------------------------------------------------------------------------------------------------------
 1997   $173.26  $171.40  $169.73  $165.35  $159.04  $162.96  $179.85  $171.03  $173.88  $173.43  $175.61  $179.92
------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1993 even though the Series A and B Units were outstanding prior to such date.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                               DECEMBER 31, 1997

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading:  January 5, 1990
                    Aggregate Subscriptions:    $18,182,000
                     Current Capitalization:   $14,709,078
                   Worst Monthly Drawdown/(2)/:(9.58)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/:(19.33)% (7/94-1/95)

        Net Asset Value per Series A Unit, December 31, 1997:   $284.11

-------------------------------------------------------------------------------
                         MONTHLY RATES OF RETURN/(4)/
-------------------------------------------------------------------------------
      MONTH          1997          1996         1995         1994         1993
-------------------------------------------------------------------------------
January             8.31%        10.17 %       (5.81)%      (7.76)%       0.07%
-------------------------------------------------------------------------------
February           (1.07)        (9.58)        14.09         0.08         8.97
-------------------------------------------------------------------------------
March              (0.98)        (1.97)        22.24         8.78        (1.82)
-------------------------------------------------------------------------------
April              (2.58)         3.93          4.72        (0.36)        8.16
-------------------------------------------------------------------------------
May                (3.83)        (4.31)         0.81        (0.11)        1.62
-------------------------------------------------------------------------------
June                2.47          1.46         (1.63)        6.73        (2.54)
-------------------------------------------------------------------------------
July               10.38        ( 0.17)        (2.66)       (6.94)        7.79
-------------------------------------------------------------------------------
August             (4.90)        (2.38)         2.45        (5.72)       (6.90)
-------------------------------------------------------------------------------
September           1.66          3.19        (1.99)         2.58         1.56
-------------------------------------------------------------------------------
October            (0.25)        14.17         0.45          1.31        (0.64)
-------------------------------------------------------------------------------
November            1.26          7.39         0.34         (3.75)        0.26
-------------------------------------------------------------------------------
December            2.46         (1.16)        0.38         (2.41)        3.61
-------------------------------------------------------------------------------
Compound Annual    12.49%        20.09%       34.89%        (8.64)%      20.64%
 Rate of Return
-------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                               DECEMBER 31, 1997

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:  January 28, 1991
                    Aggregate Subscriptions:    $50,636,000
                     Current Capitalization:   $31,679,478
                  Worst Monthly Drawdown/(2)/: (9.41)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/:(19.32)% (7/94-1/95)

                            -----------------------

       Net Asset Value per Series B Unit, December 31, 1997:    $230.87

-------------------------------------------------------------------------------
                         MONTHLY RATES OF RETURN/(4)/
-------------------------------------------------------------------------------
       MONTH        1997        1996        1995         1994          1993
-------------------------------------------------------------------------------
      January       8.31%      10.47%     (5.93)%       (7.91)%       0.04%
-------------------------------------------------------------------------------
     February      (1.08)      (9.41)      14.22         0.09         8.73
-------------------------------------------------------------------------------
      March        (0.98)      (2.14)      22.06         9.08        (1.68)
-------------------------------------------------------------------------------
      April        (2.58)       3.86        4.57        (0.41)        8.18
-------------------------------------------------------------------------------
       May         (3.81)      (4.38)       0.66        (0.22)        1.54
-------------------------------------------------------------------------------
      June          2.46        1.40       (1.52)        6.85        (2.58)
-------------------------------------------------------------------------------
      July         10.36       (0.14)      (2.75)       (6.90)        7.51
-------------------------------------------------------------------------------
     August        (4.90)      (2.49)       2.71        (5.77)       (7.17)
-------------------------------------------------------------------------------
   September        1.66        3.22       (2.04)        2.59         1.49
-------------------------------------------------------------------------------
    October        (0.26)      14.17        0.48         1.53        (0.75)
-------------------------------------------------------------------------------
    November        1.26        7.30        0.31        (3.81)        0.40
-------------------------------------------------------------------------------
    December        2.46       (1.14)       0.31        (2.42)        3.65
-------------------------------------------------------------------------------
 Compound Annual   12.46%      20.03%      34.49%       (8.43)%       19.74%
  Rate of Return
-------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                               DECEMBER 31, 1997

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading:  January 2, 1992
                    Aggregate Subscriptions:    $40,000,000
                     Current Capitalization:   $16,635,608
                  Worst Monthly Drawdown/(2)/: (9.54)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/: (19.20)% (7/94-1/95)
                                 _____________

        Net Asset Value per Series C Unit, December 31, 1997:   $179.92

-------------------------------------------------------------------------------
                         MONTHLY RATES OF RETURN/(4)/
-------------------------------------------------------------------------------
        MONTH         1997         1996         1995          1994       1993
-------------------------------------------------------------------------------
       January       8.31%        10.52%      (6.00)%       (7.97)%     0.33%
-------------------------------------------------------------------------------
      February       (1.07)       (9.54)       14.12         0.13       7.47
-------------------------------------------------------------------------------
       March         (0.97)       (2.18)       22.31         9.19      (1.99)
-------------------------------------------------------------------------------
       April         (2.58)        3.86         4.53        (0.36)      7.11
-------------------------------------------------------------------------------
        May          (3.82)       (4.43)        0.70        (0.36)      0.85
-------------------------------------------------------------------------------
       June           2.46         1.45        (1.44)        7.28      (2.68)
-------------------------------------------------------------------------------
       July           10.36       (0.08)       (2.74)       (7.05)      6.57
-------------------------------------------------------------------------------
      August         (4.90)       (2.71)        2.90        (5.90)     (7.17)
-------------------------------------------------------------------------------
    September          1.67        3.21        (1.91)        2.83       1.66
-------------------------------------------------------------------------------
     October          (0.26)      14.17         0.59         1.58      (0.97)
-------------------------------------------------------------------------------
    November           1.26        7.14         0.32        (3.69)      0.24
-------------------------------------------------------------------------------
    December           2.45       (1.09)        0.17        (2.31)      3.46
-------------------------------------------------------------------------------
 Compound Annual      12.47%      19.54%       35.08%       (7.88)%    14.78%
 Rate of Return
-------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          The significant variations in both the statement of financial condition and the income statement line items is primarily due to the Partnership placing assets under the management of certain of the Advisors not through opening managed accounts with them but rather through investing in a private limited liability company ("Trading LLC") sponsored by MLIP. As of December 1, 1996, the Partnership placed all of its assets under the management of Trading LLCs. The only members of the Trading LLC are commodity pools sponsored by MLIP. The Trading LLC trades under the management of a single Advisor pursuant to a single strategy and at a uniform degree of leverage. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account has no economic effect on the Partnership, except to the extent that the Partnership benefits from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole).

          The results of the Partnership's Trading LLC investments are reflected in the Partnership's financial statements as "Income from Investments." The investments are reflected in the financial statements at fair value based upon the Partnership's interest in the Trading LLCs. Fair value is equal to the market value of the net assets of the Trading LLCs. The resulting difference between cost and fair value is reflected on the Statement of Operations as income or loss from investments.

PERFORMANCE SUMMARY

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


1997

     Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Trading Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

     In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the

Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

     Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.


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


THE YEAR 2000 COMPUTER ISSUE

     Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
          -----------------------------------------------------------

     Not applicable.

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

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     There were no changes in or disagreements with accountants on accounting or financial disclosure.

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

          The directors and executive officers of MLIP and their business backgrounds are as follows.


           John R. Frawley, Jr.         Chairman, Chief Executive Officer,
                                        President and Director

           Jeffrey F. Chandor           Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

           Joseph H. Moglia             Director

           Allen N. Jones               Director

           Stephen G. Bodurtha          Director

           Michael A. Karmelin          Chief Financial Officer, Vice
                                        President and Treasurer

           Steven B. Olgin              Vice President, Secretary and Director
                                        of Administration

     John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of Merrill Lynch Futures Inc. ("MLF"). He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

     Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

     Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the

University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

     Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

     Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

     Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

     Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

     Messrs. Moglia and Bodurtha became Directors in January 1998.

     As of December 31, 1997, the principals of MLIP had no investment in the Fund, and MLIP's general partnership interest was valued at $936,678.

     MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The

Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund/(SM)/ L.P., The SECTOR Strategy Fund/(SM)/ II L.P., The SECTOR Strategy Fund/(SM)/ V L.P., The SECTOR Strategy Fund/(SM)/ VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

          Not applicable

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates also may receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b) Security Ownership of Management:
              --------------------------------

          As of December 31, 1997, each Trading Advisor owned 1,015 Series A Units, 1,000 Series B Units and 1,500 Series C Units and the General Partner owned 780 Series A Units, 1,976 Series B Units and 1,439 Series C Units (unit-equivalent general partnership interests) which was less than 4%, 3% and 4% of the total Units outstanding, respectively.

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

          In 1997 the Partnership paid: (i) Brokerage Commissions of $0 to the Commodity Broker, which included $0 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $0 to MLIP. Through its investments in Trading LLCs, the following fees were paid: (i) Brokerage Commissions of $6,195,037 to the Commodity Broker, which included $1,886,277 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $159,843 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein.

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

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         (a)1.  Financial Statements:                                  Page
                --------------------                                   ----
                Independent Auditors' Report                              1

                Statements of Financial Condition as of
                December 31, 1997 and 1996                                2

                For the years ended December 31, 1997, 1996 and 1995:
                         Statements of Operations                         3
                         Statements of Changes in Partners' Capital       4

               Notes to Financial Statements                           5-14

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

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:       Is incorporated herein by reference from Exhibit 10.03
-------------        contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:       Is incorporated herein by reference from Exhibit 10.06
--------------       contained in the Registrant's report on Form 10-K for the
                     year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures.

Exhibit 10.07(a):    Is incorporated herein by reference from Exhibit 10.07(a)
----------------     contained in the Registrant's report on Form 10-K for the
                     year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b)     Is incorporated herein by reference from Exhibit 10.07(b)
----------------     contained in the Registrant's report on Form 10-K for the
                     year ended December 31, 1996.

13.01                1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:       Is filed herewith.
--------------

13.01(a) 1997 Annual Reports and Independent Auditors' Report for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                     ML Millburn Global L.L.C.
                     ML Sjo Prospect L.L.C.
                     ML Chesapeake Diversified L.L.C.
                     ML JWH Financial and Metals Portfolio L.L.C.

Exhibits 13.01(a)    Is incorporated herein by reference from Form 10-K
                     (fiscal year ended December 31, 1997) Commission File number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P.
                     (Registration Statement File No. 33-34432 filed on
                     May 25, 1990 under the Securities Act, of 1933).

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

28.03                Prospectus of the Partnership dated September 13, 1991.

Exhibit 28.03:       Is incorporated by reference as filed with the Securities
--------------       and Exchange Commission pursuant to Rule 424 under the
                     Securities Act of 1933, Registration Statement on
                     September 23, 1991.


     (b)  Report on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                       JOHN W. HENRY & CO./MILLBURN L.P.

                       BY:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                            General Partner

                       By: /s/John R. Frawley, Jr.
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer, President
                              and Director (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                                      Date

/s/John R. Frawley, Jr.    Chairman, Chief Executive Officer, President and Director           March 25, 1998
-------------------------  (Principal Executive Officer)
John R. Frawley, Jr.

/s/Michael A. Karmelin     Vice President, Chief Financial Officer, and Treasurer              March 25, 1998
-------------------------  (Principal Financial and Accounting Officer)
Michael A. Karmelin

/s/Jeffrey F. Chandor      Senior Vice President, Director of Sales,                            March 25, 1998
-------------------------  Marketing and Research, and Director
Jeffrey F. Chandor

/s/Allen N. Jones          Director                                                             March 25, 1998
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT   General Partner of Registrant                                        March 25, 1998
  PARTNERS INC.

By: /s/John R. Frawley, Jr.
---------------------------
    John R. Frawley, Jr.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                         Exhibit
                         -------

Exhibit 13.01            1997 Annual Report and Independent Auditors' Report




Exhibit 13.01(a) 1997 Annual Reports and Independent Auditors' Report for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                        ML Millburn Global L.L.C.
                        ML Sjo Prospect L.L.C.
                        ML Chesapeake Diversified L.L.C.
                        ML JWH Financial and Metals Portfolio L.L.C.