Form 10-Q
period 1998-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 1998-05-11
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                     -------------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

        Delaware                                    06-1287586
--------------------------------        ---------------------------------
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

                                 212-236-9757
         -------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------



                                                                          March 31,            December 31,
                                                                            1998                  1997
                                                                            ----                  ----
ASSETS
------
Investments                                                                  $58,674,167           $63,024,164
Receivable from investments                                                      648,773               514,158
                                                                     --------------------  --------------------

                TOTAL                                                        $59,322,940           $63,538,322
                                                                     ====================  ====================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                         $648,773              $514,158
                                                                     --------------------  --------------------

            Total liabilities                                                    648,773               514,158
                                                                     --------------------  --------------------

PARTNERS' CAPITAL:
    General Partner:
        (780 and 780 Series A Units)                                             210,708               221,605
        (1976 and 1976 Series B Units)                                           433,818               456,174
        (1439 and 1439 Series C Units)                                           246,211               258,899
    Limited Partners:
        (49850 and 50992 Series A Units)                                      13,466,561            14,487,473
        (132929 and 135244 Series B Units)                                    29,184,879            31,223,304
        (88436 and 91020 Series C Units)                                      15,131,990            16,376,709
                                                                     --------------------  --------------------

            Total partners' capital                                           58,674,167            63,024,164
                                                                     --------------------  --------------------

                TOTAL                                                        $59,322,940           $63,538,322
                                                                     ====================  ====================

NET ASSET VALUE PER UNIT
Series A (Based on 50630 and 51772 Units outstanding)                            $270.14               $284.11
                                                                     ====================  ====================
Series B (Based on 134905 and 137220 Units outstanding)                          $219.55               $230.87
                                                                     ====================  ====================
Series C (Based on 89875 and 92459 Units outstanding)                            $171.11               $179.92
                                                                     ====================  ====================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                                   For the three         For the three
                                                    months ended          months ended
                                                     March 31,             March 31,
                                                       1998                  1997
                                                 ------------------   --------------------
REVENUES:
    Income from investments                             $3,078,837             $3,723,108
                                                 ------------------   --------------------


NET INCOME                                              $3,078,837             $3,723,108
                                                 ==================   ====================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                        279,873                303,531
                                                 ==================   ====================

    Weighted average net income
       per Limited Partner
      and General Partner Unit                              $11.00                 $12.27
                                                 ==================   ====================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1998 and 1997
               --------------------------------------------------

                                                Units                                    Limited Partners
                                                -----                                    ----------------
                                Series A      Series B     Series C        Series A          Series B          Series C
                               ------------ ------------- ------------ ----------------- ----------------- -----------------
PARTNERS' CAPITAL,
  December 31, 1996                 56,376       148,528      100,695       $14,040,479       $30,082,484       $15,878,356

Redemptions                         (1,665)       (3,133)      (1,273)         (451,037)         (688,349)         (219,031)

Net income                               -             -            -           860,985         1,840,225           971,123
                               ------------ ------------- ------------ ----------------- ----------------- -----------------

PARTNERS' CAPITAL,
  March 31, 1997                    54,711       145,395       99,422       $14,450,427       $31,234,360       $16,630,448
                               ============ ============= ============ ================= ================= =================

PARTNERS' CAPITAL,
  December 31, 1997                 51,772       137,220       92,459       $14,487,473       $31,223,304       $16,376,709

Redemptions                         (1,142)       (2,315)      (2,584)         (311,649)         (511,234)         (448,277)

Net loss                              -             -            -             (709,263)       (1,527,191)         (796,442)
                               ------------ ------------- ------------ ----------------- ----------------- -----------------

PARTNERS' CAPITAL,
  March 31, 1998                    50,630       134,905       89,875       $13,466,561       $29,184,879       $15,131,990
                               ============ ============= ============ ================= ================= =================

                                                 General Partner
                                                 ---------------
                                  Series A          Series B          Series C           Total
                               ----------------  ----------------  ---------------- -----------------
PARTNERS' CAPITAL,
-  December 31, 1996                  $196,983          $405,594          $230,192       $60,834,088

Redemptions                            -                 -                -               (1,358,417)

Net income                              12,010            24,730            14,035         3,723,108
                               ----------------  ----------------  ---------------- -----------------

PARTNERS' CAPITAL,
  March 31, 1997                      $208,993          $430,324          $244,227       $63,198,779
                               ================  ================  ================ =================

PARTNERS' CAPITAL,
  December 31, 1997                   $221,605          $456,174          $258,899       $63,024,164

Redemptions                            -                 -                -               (1,271,160)

Net loss                               (10,897)          (22,356)          (12,688)       (3,078,837)
                               ----------------  ----------------  ---------------- -----------------

PARTNERS' CAPITAL,
  March 31, 1998                      $210,708          $433,818          $246,211       $58,674,167
                               ================  ================  ================ =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

   As of December 1, 1996, the Partnership invested all of its assets in Trading LLCs. The Partnership was, thus, invested indirectly in the trading of derivative instruments, but did not itself hold any derivative positions. Consequently, no such positions subsequent to November 30, 1996 are reflected in these financial statements.

2. INVESTMENTS

   As of March 31, 1998 and December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:

                                       1998                  1997
                                 ------------------    ------------------

 JWH LLC                              $ 28,518,233          $ 31,979,914
 Millburn LLC                           30,155,934            31,044,250
                                 ------------------    ------------------
 Total                                $ 58,674,167          $ 63,024,164
                                 ==================    ==================

  Total revenues and fees with respect to such investments is set forth as follows:

For the three months             Total             Brokerage       Administrative         Profit           Loss from
ended March 31, 1998            Revenue           Commissions           Fees              Shares           Investments
                         -------------------   ----------------  ------------------  ------------------  -----------------
Series A Units

JWH LLC                           $(493,612)          $166,854              $4,392                 $ -          $(664,858)
Millburn LLC                        118,327            169,055               4,449                 125            (55,302)
                         -------------------   ----------------  ------------------  ------------------  -----------------

Total                             $(375,285)          $335,909              $8,841                $125          $(720,160)
                         ===================   ================  ==================  ==================  =================

Series B Units

JWH LLC                         $(1,059,688)          $357,802              $9,416                 $ -        $(1,426,906)
Millburn LLC                        252,625            365,495               9,618                 153           (122,641)
                         -------------------   ----------------  ------------------  ------------------  -----------------

Total                             $(807,063)          $723,297             $19,034                $153        $(1,549,547)
                         ===================   ================  ==================  ==================  =================

Series C Units

JWH LLC                           $(554,018)          $186,982              $4,921                 $ -          $(745,921)
Millburn LLC                        133,068            190,987               5,026                 264            (63,209)
                         -------------------   ----------------  ------------------  ------------------  -----------------

Total                             $(420,950)          $377,969              $9,947                $264          $(809,129)
                         ===================   ================  ==================  ==================  =================

Total All Units

JWH LLC                         $(2,107,318)          $711,638             $18,729                 $ -        $(2,837,685)
Millburn LLC                        504,020            725,537              19,093                 542           (241,152)
                         -------------------   ----------------  ------------------  ------------------  -----------------

Total                           $(1,603,298)        $1,437,175             $37,822                $542        $(3,078,837)
                         ===================   ================  ==================  ==================  =================

For the three months           Total            Brokerage       Administrative           Profit           Income from
ended March 31, 1997          Revenue          Commissions           Fees                Shares           Investments
                         -----------------   ----------------  ------------------  ------------------  -------------------
Series A Units

JWH LLC                          $263,141           $182,952              $4,464                $564              $75,161
Millburn LLC                    1,218,823            206,509               5,040             209,441              797,833
                         -----------------   ----------------  ------------------  ------------------  -------------------

Total                          $1,481,964           $389,461              $9,504            $210,005             $872,994
                         =================   ================  ==================  ==================  ===================

Series B Units

JWH LLC                          $562,829           $393,474              $9,604                $795             $158,956
Millburn LLC                    2,609,249            444,407              10,849             447,995            1,705,998
                         -----------------   ----------------  ------------------  ------------------  -------------------

Total                          $3,172,078           $837,881             $20,453            $448,790           $1,864,954
                         =================   ================  ==================  ==================  ===================

Series C Units

JWH LLC                          $297,018           $207,966              $5,076                $345              $83,631
Millburn LLC                    1,379,039            235,001               5,737             236,772              901,529
                         -----------------   ----------------  ------------------  ------------------  -------------------

Total                          $1,676,057           $442,967             $10,813            $237,117             $985,160
                         =================   ================  ==================  ==================  ===================

Total All Units

JWH LLC                        $1,122,988           $784,392             $19,144              $1,704             $317,748
Millburn LLC                    5,207,111            885,917              21,626             894,208            3,405,360
                         -----------------   ----------------  ------------------  ------------------  -------------------

Total                          $6,330,099         $1,670,309             $40,770            $895,912           $3,723,108
                         =================   ================  ==================  ==================  ===================

    Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of operations for the three months ended March 31, 1998 and 1997 are set forth as follows:

                                                        1998                                       1997
                                        -----------------------------------------  ------------------------------------------
                                                JWH               Millburn                 JWH                Millburn
                                                LLC                  LLC                   LLC                   LLC
                                        -------------------- --------------------  --------------------  --------------------
Assets                                          $54,294,178          $33,747,360           $62,481,438           $35,584,936
                                        ==================== ====================  ====================  ====================

Liabilities                                        $431,357             $662,386            $1,122,533            $1,454,659
Members' Capital                                 53,862,821           33,084,974            61,358,905            34,130,277
                                        -------------------- --------------------  --------------------  --------------------

Total                                           $54,294,178          $33,747,360           $62,481,438           $35,584,936
                                        ==================== ====================  ====================  ====================

Revenues                                        $(4,026,600)            $553,011            $2,281,696            $5,750,149

Expenses                                          1,342,197              813,068             1,487,835             1,975,225
                                        -------------------- --------------------  --------------------  --------------------

Net (Loss) Income                               $(5,368,797)           ($260,057)             $793,861            $3,774,924
                                        ==================== ====================  ====================  ====================

3. INCOME (LOSS) PER UNIT

  The profit and loss of the Series A, Series B and Series C Units for the three months ended March 31, 1998 and 1997 is as follows:

                                                       1998                                               1997
                              ------------------------------------------------- --------------------------------------------------
                                 Series A        Series B         Series C         Series A         Series B         Series C
                              --------------- ---------------- ---------------- ---------------- --------------- -----------------
REVENUES:
Income from investments            $(720,160)     $(1,549,547)       $(809,130)        $872,994      $1,864,954          $985,160
                              --------------- ---------------- ---------------- ---------------- --------------- -----------------

Total revenues                      (720,160)      (1,549,547)        (809,130)         872,994       1,864,954           985,160
                              --------------- ---------------- ---------------- ---------------- --------------- -----------------


NET (LOSS) INCOME                  $(720,160)     $(1,549,547)       $(809,130)        $872,994      $1,864,954          $985,160
                              =============== ================ ================ ================ =============== =================

NET (LOSS) INCOME
PER UNIT:
Weighted average number
    of units outstanding              51,579          142,368           96,211           55,776         147,631           100,124
                              =============== ================ ================ ================ =============== =================

Weighted average net
    (loss) income per Limited
    Partner and General
    Partner Unit                     $(13.96)         $(10.88)          $(8.41)          $15.65          $12.63             $9.84
                              =============== ================ ================ ================ =============== =================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT


                               Jan.       Feb.       Mar.
                    ----------------------------------------
                    1997       $273.52    $270.58    $267.94
                    ----------------------------------------
                    1998       $281.00    $268.85    $270.14
                    ----------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT


                              Jan.       Feb.       Mar.
                    ---------------------------------------
                    1997      $222.32    $219.93    $217.78
                    ---------------------------------------
                    1998      $228.36    $218.48    $219.55
                    ---------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

                               Jan.       Feb.       Mar.
                    ----------------------------------------
                    1997       $173.26    $171.40    $169.73
                    ----------------------------------------
                    1998       $177.97    $170.27    $171.11
                    ----------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Performance Summary

January 1, 1997 to March 31, 1997

  In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. Currency trading was profitable in January and February; March was, however, unprofitable.

  Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading was profitable in March; losses were sustained in January and February.

January 1, 1998, to March 31, 1998

  The Fund's most profitable positions during the quarter were in the global interest rate markets. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

  Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Trading results in stock index markets were mixed, but unprofitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this report.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 11, 1998         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  May 11, 1998         By /s/ SERGIO M. PAVONE
                               --------------------
                              Sergio M. Pavone
                              Vice President and Controller
                              (Chief Accounting Officer)