Form 10-Q
period 1998-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 1998-08-13
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ---------------

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

                                 212-236-5662
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    ------

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                             June 30,    December 31,
                                                               1998          1997
                                                            -----------  ------------

 ASSETS
 Investments                                                $51,933,844   $63,024,164
 Receivable from investments                                    665,951       514,158
                                                            -----------   -----------

                 TOTAL                                      $52,599,795   $63,538,322
                                                            ===========   ===========

 LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES:
     Redemptions payable                                    $   665,951   $   514,158
                                                            -----------   -----------

             Total liabilities                                  665,951       514,158
                                                            -----------   -----------

 PARTNERS' CAPITAL:
     General Partner:
         (504 and 780 Series A Units)                           125,830       221,605
         (1338 and 1976 Series B Units)                         271,506       456,174
         (896 and 1439 Series C Units)                          141,697       258,899
Limited Partners:
         (47640 and 50992 Series A Units)                    11,894,047    14,487,473
         (127807 and 135244 Series B Units)                  25,936,175    31,223,304
         (85768 and 91020 Series C Units)                    13,564,589    16,376,709
                                                            -----------   -----------

             Total partners' capital                        51,933,844    63,024,164
                                                            -----------   -----------

                 TOTAL                                      $52,599,795   $63,538,322
                                                            ===========   ===========

 NET ASSET VALUE PER UNIT
 Series A (Based on 48144 and 51772 Units outstanding)      $    249.67   $    284.11
                                                            ===========   ===========
 Series B (Based on 129145 and 137220 Units outstanding)    $    202.93   $    230.87
                                                            ===========   ===========
 Series C (Based on 86664 and 92459 Units outstanding)      $    158.15   $    179.92
                                                            ===========   ===========

                        See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                            For the three       For the three        For the six        For the six
                                                             months ended        months ended        months ended       months ended
                                                               June 30,            June 30,            June 30,           June 30,
                                                                 1998                1997                1998               1997
                                                           ----------------     --------------      ---------------   --------------
REVENUES:
    (Loss) income from investments                           $(4,405,863)        $(2,529,972)        $(7,484,700)        $ 1,193,136
                                                             -----------         -----------         -----------         -----------


NET (LOSS) INCOME                                            $(4,405,863)        $(2,529,972)        $(7,484,700)        $ 1,193,136
                                                             ===========         ===========         ===========         ===========

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                              272,144             298,128             276,010             300,829
                                                             ===========         ===========         ===========         ===========

    Weighted average net income
       per Limited Partner
      and General Partner Unit                               $    (16.19)        $     (8.49)        $    (27.12)        $      3.97
                                                             ===========         ===========         ===========         ===========



See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------


                                        Units                             Limited Partners
                          Series A     Series B   Series C    Series A        Series B
                          --------     --------   --------    ----------   --------------
PARTNERS' CAPITAL,
  December 31, 1996          56,376     148,528     100,695    $14,040,479    $30,082,484

Redemptions                  (2,251)     (4,899)     (3,161)      (601,205)    (1,055,894)

Net Income                       --          --          --        282,321        592,415
                        -----------    --------   ---------    -----------    -----------

PARTNERS' CAPITAL,
  June 30, 1997              54,125     143,629      97,534    $13,721,595    $29,619,005
                        ===========    ========   =========    ===========    ===========

PARTNERS' CAPITAL,
  December 31, 1997          51,772     137,220      92,459    $14,487,473    $31,223,304

Redemptions                  (3,628)     (8,075)     (5,795)      (872,040)    (1,564,157)

Net loss                         --          --          --     (1,721,386)    (3,722,972)
                        -----------    --------   ---------    -----------    -----------

PARTNERS' CAPITAL,
  June 30, 1998              48,144     129,145      86,664    $11,894,047    $25,936,175
                        ===========    ========   =========    ===========    ===========


                                               General Partner
                        Series C      Series A    Series B      Series C       Total
                        -----------   --------    ---------    -----------    ----------
PARTNERS' CAPITAL,
  December 31, 1996     $15,878,356    $196,983   $ 405,594    $   230,192    $60,834,088

Redemptions                (521,930)         --          --             --    $(2,179,029)

Net Income                  302,897       3,649       7,562          4,292    $ 1,193,136
                        -----------    --------   ---------    -----------    -----------

PARTNERS' CAPITAL,
  June 30, 1997         $15,659,323    $200,632   $ 413,156    $   234,484    $59,848,195
                        ===========    ========   =========    ===========    ===========

PARTNERS' CAPITAL,
  December 31, 1997     $16,376,709    $221,605   $ 456,174    $   258,899    $63,024,164

Redemptions                (876,807)    (70,937)   (133,278)       (88,401)   $(3,605,620)

Net loss                 (1,935,313)    (24,838)    (51,390)       (28,801)   $(7,484,700)
                        -----------    --------   ---------    -----------    -----------

PARTNERS' CAPITAL,
  June 30, 1998         $13,564,589    $125,830   $ 271,506    $   141,697    $51,933,844
                        ===========    ========   =========    ===========    ===========


See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

   As of June 30, 1998 and December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:

                             1998            1997
                         -------------   -------------

           JWH LLC       $ 24,557,560    $ 31,979,914
           Millburn LLC    27,376,284      31,044,250
                         -------------   -------------
           Total         $ 51,933,844    $ 63,024,164
                         =============   =============

  Total revenues and fees with respect to such investments is set forth as follows:

 For the three months                      Total              Brokerage       Administrative       Profit              Loss from
ended June 30, 1998                       Revenue            Commissions           Fees            Shares             Investments
                                      ---------------     ---------------     --------------   --------------       ----------------
Series A Units
JWH LLC                                $  (513,652)         $   145,270         $     3,823         $--              $  (662,745)
Millburn LLC                              (202,961)             156,246               4,111          --                 (363,318)
                                       -----------          -----------         -----------         ---               -----------
Total                                  $  (716,613)         $   301,516         $     7,934         $--              $(1,026,063)
                                       ===========          ===========         ===========         ===              ===========

Series B Units

JWH LLC                                $(1,111,028)         $   312,981         $     8,235         $--              $(1,432,244)
Millburn LLC                              (444,222)             339,418               8,932          --                 (792,572)
                                       -----------          -----------         -----------         ---              -----------
Total                                  $(1,555,250)         $   652,399         $    17,167         $--              $(2,224,816)
                                       ===========          ===========         ===========         ===              ===========

Series C Units
JWH LLC                                $  (577,062)         $   163,031         $     4,290         $--              $  (744,383)
Millburn LLC                              (229,143)             176,806               4,652          --                 (410,601)
                                       -----------          -----------         -----------         ---               -----------
Total                                  $  (806,205)         $   339,837         $     8,942         $--              $(1,154,984)
                                       ===========          ===========         ===========         ===              ===========

Total All Units

JWH LLC                                $(2,201,742)         $   621,282         $    16,348         $--              $(2,839,372)
Millburn LLC                              (876,326)             672,470              17,695          --               (1,566,491)
                                       -----------          -----------         -----------         ---              -----------
Total                                  $(3,078,068)         $ 1,293,752         $    34,043         $--              $(4,405,863)
                                       ===========          ===========         ===========         ===              ===========

 For the three months                       Total              Brokerage       Administrative        Profit             Loss from
ended June 30, 1997                        Revenue            Commissions           Fees             Shares            Investments
                                       ---------------     ---------------     --------------    --------------     ----------------
Series A Units
JWH LLC                                   $  (324,897)        $   155,602        $     4,094        $      --           $  (484,593)
Millburn LLC                                   60,246             182,786              4,810            (24,919)           (102,431)
                                          -----------         -----------        -----------        -----------         -----------

Total                                     $  (264,651)        $   338,388        $     8,904        $   (24,919)        $  (587,024)
                                          ===========         ===========        ===========        ===========         ===========

Series B Units

JWH LLC                                   $  (700,431)        $   335,091        $     8,818        $      --           $(1,044,340)
Millburn LLC                                  131,882             395,769             10,415            (53,665)           (220,637)
                                          -----------         -----------        -----------        -----------         -----------

Total                                     $  (568,549)        $   730,860        $    19,233        $   (53,665)        $(1,264,977)
                                          ===========         ===========        ===========        ===========         ===========

Series C Units

JWH LLC                                   $  (376,795)        $   178,460        $     4,696        $      --           $  (559,951)
Millburn LLC                                   69,592             210,777              5,547            (28,712)           (118,020)
                                          -----------         -----------        -----------        -----------         -----------

Total                                     $  (307,203)        $   389,237        $    10,243        $   (28,712)        $  (677,971)
                                          ===========         ===========        ===========        ===========         ===========

Total All Units

JWH LLC                                   $(1,402,123)        $   669,153        $    17,608        $      --           $(2,088,884)
Millburn LLC                                  261,720             789,332             20,772           (107,296)           (441,088)
                                          -----------         -----------        -----------        -----------         -----------

Total                                     $(1,140,403)        $ 1,458,485        $    38,380        $  (107,296)        $(2,529,972)
                                          ===========         ===========        ===========        ===========         ===========




 For the six months                           Total              Brokerage       Administrative        Profit         Loss from
ended June 30, 1998                          Revenue            Commissions           Fees             Shares         Investments
                                         ---------------     ---------------     --------------    --------------  ----------------

Series A Units

JWH LLC                                    $(1,007,264)        $   312,124        $     8,216        $      --          $(1,327,604)
Millburn LLC                                   (84,634)            325,301              8,560                125           (418,620)
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $(1,091,898)        $   637,425        $    16,776        $       125        $(1,746,224)
                                           ===========         ===========        ===========        ===========        ===========

Series B Units

JWH LLC                                    $(2,170,716)        $   670,783        $    17,650        $      --          $(2,859,149)
Millburn LLC                                  (191,597)            704,913             18,550                153           (915,213)
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $(2,362,313)        $ 1,375,696        $    36,200        $       153        $(3,774,362)
                                           ===========         ===========        ===========        ===========        ===========

Series C Units

JWH LLC                                    $(1,131,080)        $   350,012        $     9,212        $      --          $(1,490,304)
Millburn LLC                                   (96,075)            367,793              9,678                264           (473,810)
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $(1,227,155)        $   717,805        $    18,890        $       264        $(1,964,114)
                                           ===========         ===========        ===========        ===========        ===========

Total All Units

JWH LLC                                    $(4,309,060)        $ 1,332,919        $    35,078        $      --          $(5,677,057)
Millburn LLC                                  (372,306)          1,398,007             36,788                542         (1,807,643)
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $(4,681,366)        $ 2,730,926        $    71,866        $       542        $(7,484,700)
                                           ===========         ===========        ===========        ===========        ===========


 For the six months                           Total              Brokerage       Administrative         Profit        Loss from
ended June 30, 1997                          Revenue            Commissions           Fees              Shares        Investments
                                        ---------------     ---------------     --------------     --------------   ----------------
Series A Units
JWH LLC                                    $   (61,756)        $   338,554        $     8,558        $       564        $  (409,432)
Millburn LLC                                 1,279,069             389,295              9,850            184,522            695,402
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $ 1,217,313         $   727,849        $    18,408        $   185,086        $   285,970
                                           ===========         ===========        ===========        ===========        ===========

Series B Units

JWH LLC                                    $  (137,602)        $   728,565        $    18,422        $       795        $  (885,384)
Millburn LLC                                 2,741,131             840,176             21,264            394,330          1,485,361
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $ 2,603,529         $ 1,568,741        $    39,686        $   395,125        $   599,977
                                           ===========         ===========        ===========        ===========        ===========

Series C Units

JWH LLC                                    $   (79,777)        $   386,426        $     9,772        $       345        $  (476,320)
Millburn LLC                                 1,448,631             445,778             11,284            208,060            783,509
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $ 1,368,854         $   832,204        $    21,056        $   208,405        $   307,189
                                           ===========         ===========        ===========        ===========        ===========

Total All Units

JWH LLC                                    $  (279,135)        $ 1,453,545        $    36,752        $     1,704        $(1,771,136)
Millburn LLC                                 5,468,831           1,675,249             42,398            786,912          2,964,272
                                           -----------         -----------        -----------        -----------        -----------

Total                                      $ 5,189,696         $ 3,128,794        $    79,150        $   788,616        $ 1,193,136
                                           ===========         ===========        ===========        ===========        ===========


Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                                                 1998                                          1997
                                                   -----------------------------------           -----------------------------------
                                                        JWH                 Millburn                 JWH                  Millburn
                                                        LLC                   LLC                    LLC                    LLC
                                                    -----------            ------------           -----------           ------------

Assets                                              $62,481,438            $35,584,936            $62,481,438            $35,584,936
                                                    ===========            ===========            ===========            ===========

Liabilities                                         $ 1,122,533            $ 1,454,659            $ 1,122,533            $ 1,454,659
Members' Capital                                     61,358,905             34,130,277             61,358,905             34,130,277
                                                    -----------            -----------            -----------            -----------

Total                                               $62,481,438            $35,584,936            $62,481,438            $35,584,936
                                                    ===========            ===========            ===========            ===========
                                                                                     JWH LLC
                                                For the three          For the three            For the six            For the six
                                                    months                 months                  months                 months
                                                 ended June 30          ended June 30           ended June 30          ended June 30
                                                     1998                   1997                   1998                    1997
                                                --------------         --------------           -------------          -------------
Revenues                                        $(3,235,723)            $(2,656,425)            $(7,262,323)            $  (374,729)

Expenses                                            991,700               1,242,115               2,333,897               2,729,950
                                                -----------             -----------             -----------             -----------

Net Loss                                        $(4,227,423)            $(3,898,540)            $(9,596,220)            $(3,104,679)
                                                ===========             ===========             ===========             ===========
                                                                                      Millburn LLC
                                                For the three          For the three            For the six            For the six
                                                    months                 months                  months                 months
                                                 ended June 30          ended June 30           ended June 30          ended June 30
                                                     1998                   1997                   1998                    1997
                                                --------------         --------------           -------------          -------------
Revenues                                            $(4,405,864)           $   288,163            $(7,484,700)           $ 6,038,312

Expenses                                                   --                  767,266                   --                2,742,491
                                                    -----------            -----------            -----------            -----------

Net (Loss) Income                                   $(4,405,864)           $  (479,103)           $(7,484,700)           $ 3,295,821
                                                    ===========            ===========            ===========            ===========


3. INCOME (LOSS) PER UNIT

The profit and loss of the Series A, Series B and Series C Units for the three and six months ended June 30, 1998 and 1997 is as follows:

For the three months ended June 30,                       1998                                            1997
                                             -----------------------------------------    ------------------------------------------
                                              Series A       Series B        Series C       Series A      Series B       Series C
                                             ------------   -----------    ------------   -----------    -----------   -------------
REVENUES:
(Loss) income from investments               $(1,026,063)   $(2,224,816)   $(1,154,984)      (587,025)    (1,264,978)      (677,969)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Total revenues                                (1,026,063)    (2,224,816)    (1,154,984)      (587,025)    (1,264,978)      (677,969)
                                             -----------    -----------    -----------    -----------    -----------    -----------


NET (LOSS) INCOME                            $(1,026,063)   $(2,224,816)   $(1,154,984)   $  (587,025)   $(1,264,978)   $  (677,969)
                                             ===========    ===========    ===========    ===========    ===========    ===========

NET (LOSS) INCOME
PER UNIT:
Weighted average number of
   units outstanding                              50,011        134,904         88,989         54,476        144,739         98,913
                                             ===========    ===========    ===========    ===========    ===========    ===========

Weighted average net
    (loss) income per Limited
    Partner and General
    Partner Unit                             $    (20.52)   $    (16.49)   $    (12.98)   $    (10.78)   $     (8.74)   $     (6.85)
                                             ===========    ===========    ===========    ===========    ===========    ===========

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

For the six months ended June 30,                                  1998                                        1997
                                                               -----------                                 -----------
                                                  Series         Series B       Series C       Series A      Series B      Series C
                                                -----------    -----------    -----------    -----------   -----------   -----------
REVENUES:
(Loss) income from investments                   (1,746,224)    (3,774,362)    (1,964,114)       285,970       599,977       307,189
                                                -----------    -----------    -----------    -----------   -----------   -----------

Total revenues                                   (1,746,224)    (3,774,362)    (1,964,114)       285,970       599,977       307,189
                                                -----------    -----------    -----------    -----------   -----------   -----------


NET (LOSS) INCOME                               $(1,746,224)   $(3,774,362)   $(1,964,114)   $   285,970   $   599,977   $   307,189
                                                ===========    ===========    ===========    ===========   ===========   ===========

NET (LOSS) INCOME
PER UNIT:
Weighted average number
    of units outstanding                             50,795        134,904         90,311         55,126       146,186        99,517
                                                ===========    ===========    ===========    ===========   ===========   ===========

Weighted average net
    (loss) income per Limited
    Partner and General
    Partner Unit                                $    (34.38)   $    (27.98)   $    (21.75)   $      5.19   $      4.10   $      3.09
                                                ===========    ===========    ===========    ===========   ===========   ===========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
-------------------------------------------------------------------------

1997       $273.52    $270.58    $267.94    $261.04    $251.03    $257.22
-------------------------------------------------------------------------
1998       $281.00    $268.85    $270.14    $248.62    $257.02    $249.67
-------------------------------------------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

          Jan.       Feb.       Mar.       Apr.        May       Jun.
-------------------------------------------------------------------------

1997      $222.32    $219.93    $217.78    $212.17    $214.08    $209.10
-------------------------------------------------------------------------
1998      $228.36    $218.48    $219.55    $202.07    $208.90    $202.93
-------------------------------------------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES C UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
--------------------------------------------------------------------------

1997       $173.26    $171.40    $169.73    $165.35    $159.04    $162.96
--------------------------------------------------------------------------
1998       $177.97    $170.27    $171.11    $157.48    $162.80    $158.15
-------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

    In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. The dollar, however, underwent a significant correction in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals.

    Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation.

January 1, 1998, to June 30, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Bond's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals and currency trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. The Japanese yen weakened during June to an eight-year low versus the U.S. dollar.

Trading results in stock index markets were profitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang-Seng index trended downward during most of the quartere and traded at a three-year low.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

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

(a)  None.
(b)  None.
(c)  None.
(d)  None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

     There are no exhibits required to be filed as part of this report.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 11, 1998      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 11, 1998      By /s/ JOANN DI DARIO
                               --------------------
                               Jo Ann Di Dario
                               Vice President, Chief
                               Financial Officer and
                               Treasurer