Form 10-Q
period 1998-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 1998-11-12
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               --------------------

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

           Delaware                                     06-1287586
-------------------------------                ----------------------------
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

                                 212-236-5662
                 --------------------------------------------
              (Registrant's telephone number, including area ode)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                               ---

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          September 30,        December 31,
                                                                              1998                 1997
                                                                       -----------------    -----------------
ASSETS
------
Investments                                                              $    60,686,438     $     63,024,164
Receivable from investments                                                    1,208,193              514,158
                                                                       -----------------    -----------------

         TOTAL                                                           $    61,894,631     $     63,538,322
                                                                       =================    =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
   Redemptions payable                                                   $     1,208,193     $        514,158
                                                                       -----------------    -----------------

       Total liabilities                                                       1,208,193              514,158
                                                                       -----------------    -----------------

PARTNERS' CAPITAL:
   General Partner:
    (504 and 780 Series A Units)                                                 154,184              221,605
    (1338 and 1976 Series B Units)                                               332,561              456,174
    (896 and 1439 Series C Units)                                                173,562              258,899
Limited Partners:
    (45485 and 50992 Series A Units)                                          13,914,921           14,487,473
    (120794 and 135244 Series B Units)                                        30,025,451           31,223,304
    (83036 and 91020 Series C Units)                                          16,085,759           16,376,709
                                                                       -----------------    -----------------

       Total partners' capital                                                60,686,438           63,024,164
                                                                       -----------------    -----------------

          TOTAL                                                          $    61,894,631     $     63,538,322
                                                                       =================    =================

NET ASSET VALUE PER UNIT
Series A (Based on 45989 and 51772 Units outstanding)                    $        305.92     $         284.11
                                                                       =================    =================
Series B (Based on 122132 and 137220 Units outstanding)                  $        248.57     $         230.87
                                                                       =================    =================
Series C (Based on 83932 and 92459 Units outstanding)                    $        193.72     $         179.92
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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                            For the three          For the three           For the nine            For the nine
                                             months ended           months ended           months ended            months ended
                                            September 30,          September 30,          September 30,           September 30,
                                                 1998                   1997                   1998                    1997
                                         -------------------    -------------------    -------------------     -------------------
REVENUES:
    Income from investments                      $11,356,796            $4,026,458              $3,872,096             $5,219,594
                                        --------------------    ------------------    --------------------     ------------------


NET INCOME                                       $11,356,796            $4,026,458              $3,872,096             $5,219,594
                                        ====================    ==================    ====================     ==================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  260,011               292,180                 270,675                297,946
                                        ====================    ==================    ====================     ==================

    Weighted average net income
       per Limited Partner
      and General Partner Unit                   $     43.68            $    13.78              $    14.31             $    17.52
                                        ====================    ==================    ====================     ==================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1998 and 1997
             -----------------------------------------------------

                                               Units                                     Limited Partners
                                               -----                                     ----------------
                             Series A         Series B       Series C       Series A         Series B           Series C
                          --------------    ------------  --------------  -------------  ----------------  -----------------
PARTNERS' CAPITAL,

  December 31, 1996               56,376         148,528         100,695    $14,040,479       $30,082,484        $15,878,356

Redemptions                       (4,024)         (8,830)         (6,626)    (1,091,900)       (1,936,437)        (1,129,570)

Net Income                           --              --              --       1,209,209         2,580,597          1,357,393
                          --------------    ------------  --------------  -------------  ----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 1997              52,352         139,698          94,069    $14,157,788       $30,726,644        $16,106,179
                          ==============    ============  ==============  =============  ================  =================

PARTNERS' CAPITAL,
  December 31, 1997               51,772         137,220          92,459    $14,487,473       $31,223,304        $16,376,709

Redemptions                       (5,783)        (15,088)         (8,527)    (1,430,084)       (3,152,220)        (1,334,901)

Net Income                           --              --              --         857,532         1,954,367          1,043,951
                          --------------    ------------  --------------  -------------  ----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 1998              45,989         122,132          83,932    $13,914,921       $30,025,451        $16,085,759
                          ==============    ============  ==============  =============  ================  =================

                                         General Partner
                                         ---------------
                            Series A        Series B        Series C           Total
                         -------------    ------------    ------------      ------------
PARTNERS' CAPITAL,
  December 31, 1996           $196,983       $ 405,594        $230,192       $60,834,088

Redemptions                         --              --              --       $(4,157,907)

Net Income                      17,144          35,246          20,005       $ 5,219,594
                         -------------    ------------    ------------      ------------

PARTNERS' CAPITAL,
  September 30, 1997          $214,127       $ 440,840        $250,197       $61,895,775
                         =============    ============    ============      ============

PARTNERS' CAPITAL,
  December 31, 1997           $221,605       $ 456,174        $258,899       $63,024,164

Redemptions                    (70,937)       (133,279)        (88,401)      $(6,209,822)

Net Income                       3,516           9,666           3,064       $ 3,872,096
                         -------------    ------------    ------------      ------------

PARTNERS' CAPITAL,
  September 30, 1998          $154,184       $ 332,561        $173,562       $60,686,438
                         =============    ============    ============      ============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

   As of September 30, 1998 and December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:

                            1998                1997
                            ----                ----
   JWH LLC             $ 31,442,622        $ 31,979,914
   Millburn LLC          29,243,816          31,044,250
                       ------------        ------------
   Total               $ 60,686,438        $ 63,024,164
                       ============        ============

Total revenues and fees with respect to such investments is set forth as follows:

For the three months              Total         Brokerage     Administrative     Profit      Income from Investments
ended September 30, 1998         Revenue       Commissions         Fees          Shares
                           -----------------------------------------------------------------------------------------
SERIES A UNITS

 JWH LLC                        $ 2,126,981     $  156,335           $ 4,113     $ 76,656                $ 1,889,877
 Millburn LLC                       955,648        150,918             3,972       83,363                    717,395
                           -----------------------------------------------------------------------------------------

 Total                          $ 3,082,629     $  307,253           $ 8,085     $160,019                $ 2,607,272
                           =========================================================================================

 SERIES B UNITS

 JWH LLC                        $ 4,661,405     $  341,683           $ 8,994     $167,835                $ 4,142,893
 Millburn LLC                     2,120,792        332,509             8,750      184,031                  1,595,502
                           -----------------------------------------------------------------------------------------

 Total                          $ 6,782,197     $  674,192           $17,744     $351,866                $ 5,738,395
                           =========================================================================================

 SERIES C UNITS

 JWH LLC                        $ 2,444,577     $  179,048           $ 4,711     $ 88,069                $ 2,172,749
 Millburn LLC                     1,113,759        174,230             4,585       96,564                    838,380
                           -----------------------------------------------------------------------------------------

 Total                          $ 3,558,336     $  353,278           $ 9,296     $184,633                $ 3,011,129
                           =========================================================================================

 TOTAL ALL UNITS
 ---------------

 JWH LLC                        $ 9,232,963     $  677,066           $17,818     $332,560                $ 8,205,519
 Millburn LLC                     4,190,199        657,657            17,307      363,958                  3,151,277
                           -----------------------------------------------------------------------------------------

 Total                          $13,423,162     $1,334,723           $35,125     $696,518                $11,356,796
                           =========================================================================================

 For the three months             Total         Brokerage     Administrative     Profit       Income from
 ended September 30, 1997        Revenue       Commissions         Fees          Shares       Investments
                           --------------------------------------------------------------------------------
 SERIES A UNITS

 JWH LLC                        $ 1,071,218     $  174,245           $ 4,586     $ 31,350     $     861,037
 Millburn LLC                       292,516        186,294             4,902       21,974            79,346
                           --------------------------------------------------------------------------------

 Total                          $ 1,363,734     $  360,539           $ 9,488     $ 53,324     $     940,383
                           ================================================================================

 SERIES B UNITS

 JWH LLC                        $ 2,298,494     $  374,547           $ 9,857     $ 66,946     $   1,847,144
 Millburn LLC                       629,907        403,749            10,626       46,810           168,722
                           --------------------------------------------------------------------------------

 Total                          $ 2,928,401     $  778,296           $20,483     $113,756     $   2,015,866
                           ================================================================================

 SERIES C UNITS

 JWH LLC                        $1,216,513     $  197,276          $  5,192     $ 35,664      $     978,381
 Millburn LLC                      335,489        212,667             5,596       25,398             91,828
                           --------------------------------------------------------------------------------

 Total                          $1,552,002     $  409,943          $ 10,788     $ 61,062      $   1,070,209
                           ================================================================================

 TOTAL ALL UNITS
 ---------------

 JWH LLC                        $4,586,225     $  746,068          $ 19,635     $133,960      $   3,686,562
 Millburn LLC                    1,257,912        802,710            21,124       94,182            339,896
                           --------------------------------------------------------------------------------

 Total                          $5,844,137     $1,548,778          $ 40,759     $228,142      $   4,026,458
                           ================================================================================


 For the nine months              Total        Brokerage     Administrative     Profit      Income from
 ended September 30, 1998        Revenue      Commissions         Fees          Shares      Investments
                           ------------------------------------------------------------------------------
 SERIES A UNITS

 JWH LLC                        $1,119,717     $  468,459          $ 12,329     $ 76,656       $  562,273
 Millburn LLC                      871,014        476,219            12,532       83,488          298,775
                           ------------------------------------------------------------------------------

 Total                          $1,990,731     $  944,678          $ 24,861     $160,144       $  861,048
                           ==============================================================================

 SERIES B UNITS

 JWH LLC                        $2,490,689     $1,012,466          $ 26,644     $167,835       $1,283,744
 Millburn LLC                    1,929,195      1,037,422            27,300      184,184          680,289
                           ------------------------------------------------------------------------------

 Total                          $4,419,884     $2,049,888          $ 53,944     $352,019       $1,964,033
                           ==============================================================================

 SERIES C UNITS

 JWH LLC                        $1,313,497     $  529,060          $ 13,923     $ 88,069       $  682,445
 Millburn LLC                    1,017,684        542,023            14,263       96,828          364,570
                           ------------------------------------------------------------------------------

 Total                          $2,331,181     $1,071,083          $ 28,186     $184,897       $1,047,015
                           ==============================================================================

 TOTAL ALL UNITS
 ---------------

 JWH LLC                        $4,923,903     $2,009,985          $ 52,896     $332,560       $2,528,462
 Millburn LLC                    3,817,893      2,055,664            54,095      364,500        1,343,634
                           ------------------------------------------------------------------------------

 Total                          $8,741,796     $4,065,649          $106,991     $697,060       $3,872,096
                           ==============================================================================


 For the nine months               Total        Brokerage     Administrative     Profit      Income from
 ended September 30, 1997         Revenue      Commissions         Fees          Shares      Investments
                           ------------------------------------------------------------------------------
 SERIES A UNITS

 JWH LLC                        $ 1,009,462     $  512,799     $ 13,144     $   31,914     $  451,605
 Millburn LLC                     1,571,585        575,589       14,752        206,496        774,748
                           ------------------------------------------------------------------------------

 Total                          $ 2,581,047     $1,088,388     $ 27,896     $  238,410     $1,226,353
                           ==============================================================================

 SERIES B UNITS

 JWH LLC                        $ 2,160,892     $1,103,112     $ 28,279     $   67,741     $  961,760
 Millburn LLC                     3,371,038      1,243,925       31,890        441,140      1,654,083
                           ------------------------------------------------------------------------------

 Total                          $ 5,531,930     $2,347,037     $ 60,169     $  508,881     $2,615,843
                           ==============================================================================

 SERIES C UNITS

 JWH LLC                        $ 1,136,736     $  583,702     $ 14,964     $   36,009     $  502,061
 Millburn LLC                     1,784,120        658,445       16,880        233,458        875,337
                           ------------------------------------------------------------------------------

 Total                          $ 2,920,856     $1,242,147     $ 31,844     $  269,467     $1,377,398
                           ==============================================================================

 TOTAL ALL UNITS
 ---------------

 JWH LLC                        $ 4,307,090     $2,199,613     $ 56,387     $  135,664     $1,915,426
 Millburn LLC                     6,726,743      2,477,959       63,522        881,094      3,304,168
                           ------------------------------------------------------------------------------

 Total                          $11,033,833     $4,677,572     $119,909     $1,016,758     $5,219,594
                           ==============================================================================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                                  1998                                                   1997
                         ----------------------------------------------------    ---------------------------------------------------
                                     JWH                      Millburn                      JWH                      Millburn
                                     LLC                         LLC                        LLC                         LLC
                         --------------------------  -------------------------   -------------------------   -----------------------
Assets                                  $35,686,338               $30,440,134                $62,481,438                 $35,584,936
                         ==========================  =========================   =========================   =======================

Liabilities                             $ 1,243,716               $ 1,196,318                $ 1,122,533                 $ 1,454,659
Members' Capital                         31,442,622                29,243,816                 61,358,905                  34,130,277
                         --------------------------  ------------------------    -------------------------   -----------------------
Total                                   $32,686,338               $30,440,134                $62,481,438                 $35,584,936
                         ==========================  ========================    =========================   =======================


                                                                            JWH LLC
                                                                            -------

                            For the three  months       For the three months        For the nine  months      For the nine months
                             ended September 30,         ended September 30,         ended September 30,       ended September 30,
                                    1998                     1997                         1998                        1997
                         --------------------------  ------------------------    -------------------------   -----------------------

Revenues                                $ 9,232,962               $ 9,280,296                $ 1,970,640                 $ 8,905,568

Expenses                                  1,027,442                 1,875,359                  3,361,340                   4,605,310
                         --------------------------  ------------------------    -------------------------   -----------------------
Net Income (Loss)                       $ 8,205,520               $ 7,404,937                $(1,390,700)                $ 4,300,258
                         ==========================  ========================    =========================   =======================


                                                                         Millburn LLC
                                                                         ------------

                             For the three  months      For the three months       For the nine  months        For the nine months
                              ended September 30,        ended September 30,        ended September 30,        ended September 30,
                                   1998                       1997                       1998                       1997
                         --------------------------  ------------------------    -------------------------   -----------------------

Revenues                                $ 4,190,198               $ 1,384,595                $ 3,786,031                 $ 7,422,906

Expenses                                  1,038,922                 1,003,596                  2,583,807                   3,746,086
                         --------------------------  ------------------------    -------------------------   -----------------------
Net Income                              $ 3,151,276               $   380,999                $ 1,202,224                 $ 3,676,820
                         ==========================  ========================    =========================   =======================


3.   INCOME PER SERIES

The profit of the Series A, Series B and Series C Units for the three and nine months ended September 30, 1998 and 1997 is as follows:

For the three months
ended September 30, 1998
                                               1998                                          1997
                              -------------------------------------------       ----------------------------------------
                                Series A         Series B       Series C        Series A       Series B       Series C
                              ------------     -----------     ----------       ---------    -----------    ------------
REVENUES:
Income from investments       $  2,607,272     $ 5,738,395     $ 3,011,129        940,383      2,015,866      1,070,209
                              ------------     -----------     -----------      ---------    -----------    -----------

NET INCOME                    $  2,607,272     $ 5,738,395     $ 3,011,129      $ 940,383    $ 2,015,866    $ 1,070,209
                              ============     ===========     ===========      =========    ===========    ===========

NET INCOME
PER UNIT:
Weighted average number
of units outstanding                47.154         127,286          85,571         53,601        142,368         96,211
                              ============     ===========     ===========      =========    ===========    ===========

Weighted average net
  income per Limited
  Partner and General
  Partner Unit                $      55.29     $     45.08     $     35.19      $   17.54    $     14.16    $     11.12
                              ============     ===========     ===========      =========    ===========    ===========

For the nine months
ended September 30, 1998
                                               1998                                          1997
                              -------------------------------------------       ----------------------------------------
                                Series A         Series B       Series C        Series A       Series B       Series C
                              ------------     -----------     ----------       ----------   -----------    ------------
REVENUES:
Income from investments       $    861,048     $ 1,964,033     $ 1,047,015      $1,226,353   $ 2,615,843    $ 1,377,398
                              ------------     -----------     -----------      ----------   -----------    -----------

NET INCOME                    $    861,048     $ 1,964,033     $ 1,047,015       1,226,353     2,615,843      1,377,398
                              ============     ===========     ===========      ==========   ===========    ===========

NET INCOME
PER UNIT:
Weighted average number
 of units outstanding               49,580         132,363          85,571          54,618       144,913         98,415
                              ============     ===========     ===========      ==========   ===========    ===========
Weighted average net
  income per Limited
  Partner and General
  Partner Unit                $     17.37      $    14.84      $    12.24       $   22.45    $     18.05    $     14.00
                              ============     ===========     ===========      ==========   ===========    ===========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

     ----------------------------------------------------------------------------------------------------------
                 Jan.       Feb.       Mar.       Apr.        May       Jun.        Jul        Aug        Sep
     ----------------------------------------------------------------------------------------------------------
     1997       $273.52    $270.58    $267.94    $261.04    $251.03    $257.22    $283.93    $270.03    $274.52
     ----------------------------------------------------------------------------------------------------------
     1998       $281.00    $268.85    $270.14    $248.62    $257.02    $249.67    $238.22    $270.01    $305.92
     ----------------------------------------------------------------------------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

     ---------------------------------------------------------------------------------------------------------
               Jan.      Feb.       Mar.       Apr.        May       Jun.        Jul        Aug        Sep
     ---------------------------------------------------------------------------------------------------------
     1997      $222.32    $219.93    $217.78    $212.17    $214.08    $209.10    $230.77    $219.46    $223.11
     ---------------------------------------------------------------------------------------------------------
     1998      $228.36    $218.48    $219.55    $202.07    $208.90    $202.93    $193.60    $219.40    $248.57
     ---------------------------------------------------------------------------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

     ----------------------------------------------------------------------------------------------------------
               Jan.       Feb.       Mar.       Apr.        May       Jun.        Jul        Aug        Sep
     ----------------------------------------------------------------------------------------------------------
     1997       $173.26    $171.40    $169.73    $165.35    $159.04    $162.96    $179.85    $171.03    $173.88
     ----------------------------------------------------------------------------------------------------------
     1998       $177.97    $170.27    $171.11    $157.48    $162.80    $158.15    $150.88    $170.99    $193.72
     ----------------------------------------------------------------------------------------------------------


Performance Summary

JANUARY 1, 1997 TO SEPTEMBER 30, 1997 BY QUARTER

January 1, 1997 to March 31 1997

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

April 1, 1997 to June 30, 1997

     In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

     Global interest rate trading proved unprofitable for the quarter. Losses incurred in April were due to U.S. bond prices having moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

July 1,1997 to September 30, 1997

     In the currency markets, the U.S. dollar rose dramatically in July, reflecting the dollar's role as a haven for currency traders skeptical over the "Euro", the new single European currency that is supposed to start replacing several European national denominations 1n 1999. Beginning in August, the dollar corrected against the Eurocurrencies in advance of well-advertised tightening by the Bundesbank. Currency trading was unprofitable in August and September.

     Global interest rate trading was profitable in July and September. During the third quarter, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress.

JANUARY 1, 1998 TO SEPTEMBER 30, 1998 BY QUARTER

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

April 1, 1998 to June 30, 1998

     As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the second quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

     Metals and currency trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. The Japanese yen weakened during June to an eight-year low versus the U.S. dollar.

     Trading results in stock index markets were profitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

July 1, 1998 to September 30, 1998

     Fund performance in July was essentially flat. In August and continuing into September, financial markets in general were characterized by a flight to quality that resulted from uncertainty over Russia's solvency, continued weakness in Asia, and concerns that recessionary conditions would spread to the United States and Europe. These factors, combined with generally less liquid market conditions, led to a marked widening in bond credit spreads and a broad sell-off in world-wide equity markets. Managed futures funds exhibited strong non-correlation to world markets in August and again in September, generating significant profits on the long side of interest rates and the short side of the commodity markets.

     Interest rate trading was particularly profitable during the quarter. The growth rate of the world bond market declined to its lowest level since 1987 at 7.7%, down 4.0% from the last peak in 1993. Global investors poured funds into such instruments as U.S. Treasury issues and German Bunds, staging a major flight to quality. As a result, there was a significant widening of credit spreads on a global basis. Global fund managers also increased their already-overweight exposure to U.S. Treasuries to a record high. The impact of these events was that in September, the yield on the Japanese 5-year bond fell to
 .67%, an all-time low, German 10-year Bunds fell to 3.89%, representing almost a 100-year low, and the 30-year bond in the U.S. dropped to its lowest level on record.

     As U.S. equity markets declined in July and August, the Fund profited from its short positions in the stock index market, most notably during August, when the S&P 500(R) dropped 14.5%. Volatility in September made for a difficult trading environment, and the Fund incurred modest losses in the stock index sector during September, but remained profitable for the quarter overall in these markets.

     In the metals markets, gold prices attempted to move higher against a backdrop of volatility in major equity markets, increasing concerns about emerging markets, economic chaos in Russia, weakness in the U.S. dollar, and increasing worries about global economic conditions. However, gold was unable to extend rallies and build any significant upside momentum resulting in a trendless environment.

     The Fund incurred losses from its currency trading during the quarter. In the currency markets, Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened, in turn putting pressure on Canada's commodity-sensitive currency. In Germany, the federal election resulted in a shift to the left, as Chancellor Helmut Kohl, after sixteen years in office, lost to Gerhard Schroder. Surprisingly, this promoted a continued strengthening of the Deutsche mark versus the U.S. dollar.

Year 2000 Compliance
--------------------

  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

  In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

  Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

  Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

  Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

  As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

  The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

  Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

  With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

  The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

  The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

  In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

  Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

  As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

  Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

          There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  November 11, 1998    By /s/ JOHN R. FRAWLEY J.R.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  November 11, 1998    By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer