Form 10-K405
period 1998-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 1999-03-30
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                          06-1287586
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                        Merrill Lynch World Headquarters
                             World Financial Center
                         South Tower, New York, NY 10080
                        ---------------------------------
                    (Address of principal executive offices)

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
                                                            Yes   X     No
                                                                 ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1999, limited partnership units with an aggregate value of $53,122,166 were outstanding and held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                      ANNUAL REPORT FOR 1998 ON FORM 10-K

                               Table of Contents
                               -----------------

                                                       PART I                                                  PAGE
                                                       ------
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     6

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     6


                                                       PART II
                                                       -------
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     6

Item 6.       Selected Financial Data.......................................................................     7

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    19

Item 8.       Financial Statements and Supplementary Data...................................................    25

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    25


                                                      PART III
                                                      --------
Item 10.      Directors and Executive Officers of the Registrant............................................    26

Item 11.      Executive Compensation........................................................................    28

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    28

Item 13.      Certain Relationships and Related Transactions................................................    29


                                                       PART IV
                                                       -------
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    30



                                     PART I

Item 1:  Business
         --------
         (a)     General Development of Business:
                 -------------------------------

                  John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989. The original public offering of the Partnership's units of limited partnership interest (the "Series A Units") commenced on September 29, 1989, and the Partnership commenced trading with respect to the Series A Units on January 5, 1990. A second public offering of Series B Units of limited partnership (the "Series B Units") commenced on December 14, 1990. The Partnership began trading with respect to the Series B Units on January 28, 1991. A third public offering of Series C Units of limited partnership (the "Series C Units") commenced on September 13, 1991. The Partnership began trading with respect to the Series C Units on January 2, 1992. The Fund's objective is achieving, through speculative trading, substantial capital appreciation over time.

                  The proceeds of each of the three series of Units were each initially allocated equally among the Partnership's two trading advisors -- John
W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (collectively, the "Trading Advisors" or the "Advisors").

                  Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are hereinafter sometimes referred to do "Merrill Lynch").

                  JWH and Millburn (each an "Advisor", together, "Advisors") have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 1998, 51% of the capital of each Series of units was allocted to JWH and 49% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs" or "LLCs") sponsored by MLIP each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLIP.

                  As of December 31, 1998, the aggregate capitalization of the Fund was $56,163,313, the total capitalization of the Series A, Series B and Series C Units was $13,379,531, $28,093,880 and $14,689,902, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $296.13 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $240.61 and $187.52, respectively.

                  The highest month-end Net Asset Value per Series A Unit through December 31, 1998 was $305.92 (September, 1998) and the lowest $100.31(May, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 1998 was $248.57 (September, 1998) and the lowest $91.20 (May, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 1998 was $193.72 (September, 1998) and the lowest $75.87 (May,
1992).

             (b)  Financial Information about Segments:
                  ------------------------------------

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

             (c)  Narrative Description of Business:
                  ---------------------------------

                  General

                  The Fund trades (currently through its investment in Trading
LLCs) in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

                  The Partnership has entered into advisory agreements with each Trading Advisor (the "Advisory Agreement"). JWH trades the Partnership's assets allocated to it in four market sectors -- interest rates, stock indices, currencies and metals -- pursuant to its Financial and Metals Program. Millburn trades the Partnership's assets allocated to it pursuant to its currency program, which concentrates exclusively on currency trading, primarily in the interbank market.

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

                  Use of Proceeds and Interest Income

                  Market Sectors. Under the direction of the two Advisors, the
                  --------------
Partnership trades a portfolio which is concentrated in the financial, currency and metals markets. The limited focus of the Fund's trading increases volatility and market risk.

                  Market Types. The Fund trades on a variety of United States
                  ------------
and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                  Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

                  In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

                  As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets.

                  The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

                  Custody of Assets. All of the Fund's assets are currently held
                  -----------------
in customer accounts at Merrill Lynch.

                  Interest paid by Merrill Lynch on the Fund's U.S. Dollar and
                  ------------------------------------------------------------
Non U.S. Dollar Assets. The Fund's U.S. dollar assets are maintained at MLF. On
----------------------
assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

                  Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S.
dollar-denominated positions.

                  Charges

                  Each of the series of Units is subject to the same charges. However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

                  During 1998 and 1997, all of the Fund's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Fund during these two years. The following table summarizes the charges incurred by the Fund during 1996.

                                     1996
                         --------------------------------
          Cost                              % of Average
                               Dollar          Month-End
                               Amount         Net Assets
---------------------------------------------------------

Brokerage                 $ 5,406,851              9.67%
Commissions
Administrative Fees           115,039              0.21
Profit Shares                  97,468              0.17
                         ===============================
Total                     $ 5,619,358             10.05%
                         ===============================


                          ----------------------------

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

                  The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $56,223,504, $62,234,507, and $55,910,847, respectively.

                  During 1998 and 1997, all of the Fund's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct interest was earned by the Fund during these two years. In 1996, the Fund earned $0, $0 and $1,842,887 in interest income, or approximately 0%, 0%, and 3.30% of the Fund's average month-end Net Assets.

                  Prior to January 1, 1996, the Partnership paid brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the percentage was reduced to .979 of 1% (an 11.75% annual rate) of the Partnership's month-end assets, and the Partnership began to pay MLIP a monthly administrative fee of
 .021 of 1% (a .25% annual rate) of the Partnership's month-end assets (this recharacterization had no economic effect on the Partnership). Effective February 1, 1997, the Partnership's brokerage commission percentage was reduced to .7917 of 1% (a 9.50% annual rate).

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

                                                               MLIP estimates that the round-turn equivalent rates
                                                               charged to ML Millburn Global L.L.C. (Millburn LLC)
                                                               during the years ended 1998 and 1997 were
                                                               approximately $151 and $162, respectively.  MLIP
                                                               estimates that the round-turn equivalent rates
                                                               charged to ML JWH Financial and Metals Portfolio
                                                               L.L.C. ("JWH LLC") during the years ended 1998 and
                                                               1997 were approximately $133 and $198, respectively. MLIP
                                                               estimates that the round-turn equivalent commission
                                                               rate charged to the Partnership during the year
                                                               ended 1996 was approximately $143 (not including,
                                                               in calculating round-turn equivalents, forward
                                                               contracts on a future-equivalent basis).

MLF                                   Use of Fund assets       Merrill Lynch may derive an economic benefit from
                                                               the deposit of certain of the Fund's U.S. dollar
                                                               assets.

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


MLIB; Other                Bid-ask spreads                     Bid-ask spreads on forward and related trades.
Counterparties

Trading Advisors           Profit Shares                       Prior to January 1, 1997, quarterly profit shares
                                                               of 15% and 20% of any New Trading Profit achieved
                                                               by each Advisor's Fund account, individually, were
                                                               paid to JWH and Millburn, respectively.  Beginning
                                                               January 1, 1997, Millburn's Profit Share began to
                                                               be calculated on an annual basis.  Profit Shares
                                                               are also paid upon redemption of Units.  New
                                                               Trading Profit is calculated separately in respect
                                                               of each Advisor, irrespective of the overall
                                                               performance of the Fund.

Trading Advisors           Consulting Fees                     MLF pays the Advisors annual consulting fees
                                                               up to 4% of the average month-end assets allocated
                                                               to them for management.

MLF;                       Extraordinary expenses              Actual costs incurred; none paid to date.
  Others



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

         (d)      Financial Information about Geographic Areas
                  --------------------------------------------

                  The Partnership trades on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

                  The Partnership does not use any physical properties in the conduct of its business.

                  The Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

Item 3:  Legal Proceedings
         -----------------

                  ML&Co. - the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP and MLF and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Fund) - as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

                  MLIP itself has never been the subject of any material litigation.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Partnership has never submitted any matter to a vote of its Limited Partners.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

Item 5(a)

         (a)      Market Information:
                  ------------------

                  There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

         (b)      Holders:
                  -------

                  As of December 31, 1998, there were 460, 1,443 and 730 holders of the Series A, B and C Units, respectively, including the General Partner.

         (c)      Dividends:
                  ---------

                  The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. The General Partner does not presently intend to make any further distributions.

Item 5(b)

                  Not applicable.

Item 6:  Selected Financial Data
         -----------------------

         The following selected financial data has been derived from the audited financial statements of the Partnership.


Income Statement Data                        For the Year       For the Year      For the Year       For the Year       For the Year
                                                Ended              Ended             Ended              Ended              Ended
                                             December 31,       December 31,      December 31,       December 31,       December 31,
                                                1998               1997              1996               1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits
     Realized Gain                           $       --        $       --        $  8,749,410       $ 23,852,578       $  3,650,307
     Change in Unrealized Loss                       --                --          (1,760,218)          (651,118)        (2,731,447)
                                             ---------------------------------------------------------------------------------------
     Total Trading Results                           --                --           6,989,192         23,201,460            918,860
                                             ---------------------------------------------------------------------------------------
Interest Income                                      --                --           1,842,887          2,863,384          1,998,830
                                             ---------------------------------------------------------------------------------------
     Total Revenues                                  --                --           8,832,079         26,064,844          2,917,690
                                             ---------------------------------------------------------------------------------------
Expenses:
     Brokerage Commissions                           --                --           5,406,851          7,412,789          7,717,269
     Administrative Fees                             --                --             115,039               --                  --
     Profit Shares                                   --                --              97,468            729,138            508,502
                                             ---------------------------------------------------------------------------------------
       Total Expenses                                --                --           5,619,358          8,141,927          8,225,771
                                             ---------------------------------------------------------------------------------------
 Income from Investments                        1,867,451         7,357,688         7,171,609               --                  --
                                             ---------------------------------------------------------------------------------------
Net Income (Loss)                            $  1,867,451      $  7,357,688      $ 10,384,330       $ 17,922,917       $ (5,308,081)
                                             =======================================================================================


                                              December 31,      December 31,      December 31,       December 31,       December 31,
Balance Sheet Data                                1998             1997              1996               1995               1994
------------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value                          $56,163,313       $63,024,164       $60,834,088        $57,921,834         $53,987,444
Net Asset Value per Series A Unit                 $296.13           $284.11           $252.54            $210.29             $155.90
Net Asset Value per Series B Unit                 $240.61           $230.87           $205.27            $171.02             $127.16
Net Asset Value per Series C Unit                 $187.52           $179.92           $159.97            $133.82              $99.07


1998 and 1997 variations in income statement line items are due to investing assets in Trading LLCs.



       ---------------------------------------------------------------------------------------------------------------------------
                                            MONTH-END NET ASSET VALUE PER SERIES A UNIT
       ---------------------------------------------------------------------------------------------------------------------------
                 Jan.      Feb.     Mar.      Apr.       May      June      July     Aug.      Sept.     Oct.      Nov.     Dec.
       ---------------------------------------------------------------------------------------------------------------------------
      1994      $157.40  $157.52   $171.35   $170.73   $170.55   $182.02  $169.39   $159.71   $163.83   $165.97  $159.74   $155.90
      ---------------------------------------------------------------------------------------------------------------------------
      1995      $146.85  $167.54   $204.80   $214.46   $216.21   $212.68  $207.03   $212.10   $207.87   $208.79  $209.51   $210.29
      ---------------------------------------------------------------------------------------------------------------------------
      1996      $231.67  $209.48   $205.35   $213.42   $204.22   $207.21  $206.87   $201.95   $208.39   $237.92  $255.50   $252.54
      ---------------------------------------------------------------------------------------------------------------------------
      1997      $273.52  $270.58   $267.94   $261.04   $251.03   $257.22  $283.93   $270.03   $274.52   $273.84  $277.30   $284.11
      ---------------------------------------------------------------------------------------------------------------------------
      1998      $281.00  $268.85   $270.14   $248.62   $257.02   $249.67  $238.22   $270.01   $305.92   $298.60  $280.52   $296.13
      ---------------------------------------------------------------------------------------------------------------------------





     ---------------------------------------------------------------------------------------------------------------------------
                                            MONTH-END NET ASSET VALUE PER SERIES B UNIT
     ---------------------------------------------------------------------------------------------------------------------------
             Jan.      Feb.     Mar.      Apr.       May      June      July     Aug.      Sept.     Oct.      Nov.     Dec.
     ---------------------------------------------------------------------------------------------------------------------------
      1994      $127.89  $128.01   $139.63   $139.06   $138.76   $148.27  $138.03   $130.06   $133.43   $135.47  $130.31   $127.16
     ---------------------------------------------------------------------------------------------------------------------------
      1995      $119.62  $136.63   $166.77   $174.39   $175.54   $172.89  $168.13   $172.70   $169.17   $169.98  $170.50   $171.02
      ---------------------------------------------------------------------------------------------------------------------------
      1996      $188.93  $171.14   $167.47   $173.94   $166.31   $168.64  $168.41   $164.21   $169.49   $193.51  $207.63   $205.27
       ---------------------------------------------------------------------------------------------------------------------------
      1997      $222.32  $219.93   $217.78   $212.17   $204.08   $209.10  $230.77   $219.46   $223.11   $222.53  $225.33   $230.87
      ---------------------------------------------------------------------------------------------------------------------------
      1998      $228.36  $218.48   $219.55   $202.07   $208.90   $202.93  $193.60   $219.40   $248.57   $242.64  $227.97   $240.61
     ---------------------------------------------------------------------------------------------------------------------------


      ---------------------------------------------------------------------------------------------------------------------------
                                            MONTH-END NET ASSET VALUE PER SERIES C UNIT
      ---------------------------------------------------------------------------------------------------------------------------
             Jan.      Feb.     Mar.      Apr.       May      June      July     Aug.      Sept.     Oct.      Nov.     Dec.
      ---------------------------------------------------------------------------------------------------------------------------
      1994       $98.97   $99.10   $108.21   $107.82   $107.43   $115.26  $107.13   $100.81   $103.66   $105.30  $101.41    $99.07
      ---------------------------------------------------------------------------------------------------------------------------
      1995       $93.13  $106.27   $129.98   $135.87   $136.83   $134.85  $131.16   $134.97   $132.39   $133.17  $133.60   $133.82
      ---------------------------------------------------------------------------------------------------------------------------
      1996      $147.90  $133.80   $130.88   $135.93   $129.91   $131.79  $131.69   $128.12   $132.22   $150.96  $161.74   $159.97
      ---------------------------------------------------------------------------------------------------------------------------
      1997      $173.26  $171.40   $169.73   $165.35   $159.04   $162.96  $179.85   $171.03   $173.88   $173.43  $175.61   $179.92
      ---------------------------------------------------------------------------------------------------------------------------
      1998      $177.97  $170.27   $171.11   $157.48   $162.80   $158.15  $150.88   $170.99   $193.72   $189.10  $177.67   $187.52
      ---------------------------------------------------------------------------------------------------------------------------



Pursuant to CFTC policy, monthly performance is presented from January 1, 1994 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                December 31, 1998

  Type of Pool: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      Inception of Trading: January 5, 1990
                      Aggregate Subscriptions: $18,182,000
                       Current Capitalization: $13,379,531
                    Worst Monthly Drawdown(2):(9.58)% (2/96)
              Worst Peak-to-Valley Drawdown(3):(19.33)% (7/94-1/95)


         Net Asset Value per Series A Unit, December 31, 1998: $296.13


  ------------------------------------------------------------------------------
                          Monthly Rates of Return(4)
  ------------------------------------------------------------------------------
   Month                    1998        1997       1996        1995        1994

 ------------------------------------------------------------------------------
  January                 (1.09)%     8.31%      10.17%      (5.81)%    (7.76)%
 ------------------------------------------------------------------------------
  February                 (4.32)     (1.07)      (9.58)      14.09       0.08
  ------------------------------------------------------------------------------
  March                     0.48      (0.98)      (1.97)      22.24       8.78
 ------------------------------------------------------------------------------
  April                    (7.97)     (2.58)       3.93        4.72      (0.36)
  ------------------------------------------------------------------------------
  May                       3.38      (3.83)      (4.31)       0.81      (0.11)
  ------------------------------------------------------------------------------
  June                     (2.86)      2.47        1.46       (1.63)      6.73
 ------------------------------------------------------------------------------
  July                     (4.58)     10.38       (0.17)      (2.66)     (6.94)
 ------------------------------------------------------------------------------
  August                   13.34      (4.90)      (2.38)       2.45      (5.72)
  ------------------------------------------------------------------------------
  September                13.30       1.66        3.19       (1.99)      2.58
  ------------------------------------------------------------------------------
  October                  (2.39)     (0.25)      14.17        0.45       1.31
  ------------------------------------------------------------------------------
  November                 (6.05)      1.26        7.39        0.34      (3.75)
  ------------------------------------------------------------------------------
  December                  5.56       2.46       (1.16)       0.38      (2.41)
  ------------------------------------------------------------------------------
  Compound Annual           4.24%     12.49%      20.09%      34.89%     (8.64)%
  Rate of Return
 ------------------------------------------------------------------------------

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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                December 31, 1998

  Type of Pool: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     Inception of Trading: January 28, 1991
                      Aggregate Subscriptions: $50,636,000
                       Current Capitalization: $28,093,880
                    Worst Monthly Drawdown(2): (9.41)% (2/96)
              Worst Peak-to-Valley Drawdown(3):(19.32)% (7/94-1/95)

                                  -------------

          Net Asset Value per Series B Unit, December 31, 1998: $240.61


                            Monthly Rates of Return(4)

 Month                   1998        1997       1996        1995        1994
 ------------------------------------------------------------------------------
 January                 (1.09)%     8.31%      10.47%      (5.93)%    (7.91)%
 ------------------------------------------------------------------------------
 February                (4.33)     (1.08)      (9.41)      14.22       0.09
 ------------------------------------------------------------------------------
 March                    0.49      (0.98)      (2.14)      22.06       9.08
 ------------------------------------------------------------------------------
 April                   (7.96)     (2.58)       3.86        4.57      (0.41)
 ------------------------------------------------------------------------------
 May                      3.38      (3.81)      (4.38)       0.66      (0.22)
 ------------------------------------------------------------------------------
 June                    (2.86)      2.46        1.40       (1.52)      6.85
 ------------------------------------------------------------------------------
 July                    (4.60)     10.36       (0.14)      (2.75)     (6.90)
 ------------------------------------------------------------------------------
 August                  13.33      (4.90)      (2.49)       2.71      (5.77)
 ------------------------------------------------------------------------------
 September               13.30       1.66        3.22       (2.04)      2.59
 ------------------------------------------------------------------------------
 October                 (2.39)     (0.26)      14.17        0.48       1.53
 ------------------------------------------------------------------------------
 November                (6.05)      1.26        7.30        0.31      (3.81)
 ------------------------------------------------------------------------------
 December                 5.54       2.46       (1.14)       0.31      (2.42)
 ------------------------------------------------------------------------------
 Compound Annual          4.20%     12.46%      20.03%      34.49%     (8.43)%
 Rate of Return
 ------------------------------------------------------------------------------

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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                December 31, 1998

  Type of Pool: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      Inception of Trading: January 2, 1992
                      Aggregate Subscriptions: $40,000,000
                       Current Capitalization: $14,689,902
                    Worst Monthly Drawdown(2): (9.54)% (2/96)
             Worst Peak-to-Valley Drawdown(3): (19.20)% (7/94-1/95)

                                  -------------

          Net Asset Value per Series C Unit, December 31, 1998: $187.52




------------------------------------------------------------------------------
                           Monthly Rates of Return(4)
------------------------------------------------------------------------------
 Month                    1998        1997       1996        1995        1994
------------------------------------------------------------------------------
 January                  (1.08)%     8.31%      10.52%      (6.00)%    (7.97)%
------------------------------------------------------------------------------
 February                 (4.33)     (1.07)      (9.54)      14.12       0.13
------------------------------------------------------------------------------
 March                     0.49      (0.97)      (2.18)      22.31       9.19
------------------------------------------------------------------------------
 April                    (7.97)     (2.58)       3.86        4.53      (0.36)
------------------------------------------------------------------------------
 May                       3.38      (3.82)      (4.43)       0.70      (0.36)
------------------------------------------------------------------------------
 June                     (2.86)      2.46        1.45       (1.44)      7.28
------------------------------------------------------------------------------
 July                     (4.60)     10.36       (0.08)      (2.74)     (7.05)
------------------------------------------------------------------------------
 August                   13.33      (4.90)      (2.71)       2.90      (5.90)
------------------------------------------------------------------------------
 September                13.29       1.67        3.21       (1.91)      2.83
------------------------------------------------------------------------------
 October                  (2.38)     (0.26)      14.17        0.59       1.58
 ------------------------------------------------------------------------------
 November                 (6.05)      1.26        7.14        0.32      (3.69)
 ------------------------------------------------------------------------------
 December                  5.54       2.45       (1.09)       0.17      (2.31)
------------------------------------------------------------------------------
 Compound Annual           4.20%     12.47%      19.54%      35.08%     (7.88)%
 Rate of Return
 ------------------------------------------------------------------------------



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


Item 7:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

General
-------
                  JWH and Millburn have been the Fund's two Advisors since inception. Although from time to time one of the Advisors is allocated a greater percentage of the Fund's assets than the other as a result of differential performance, MLIP periodically rebalances the Fund's asset allocation to approximately 50%/50%.

                  The Advisors are both trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by either JWH or Millburn, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, their programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. As technical traders, JWH and Millburn base their strategies on the theory that market prices reflect the collective judgment of JWH and Millburn and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

                  If an Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Fund's positions while retaining most of the profits made from following the trend.

                  In analyzing the performance of trend-following programs such as those implemented by JWH and Millburn, economic conditions, political events, weather factors, etc., are not directly relevant because only market data has any input into trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements which their programs are designed to identify, either or both Advisors may miss the trend altogether.

Performance Summary

                  This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

                  Both Advisors are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

                  While there can be no assurance that either Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

1998

                  Global interest rate markets provided the Fund with its most profitable positions in the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Fund's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Fund's non-correlation with general equity and debt markets was strongly exhibited. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Federal Reserve lowered interest rates.

                  Gold prices began the year drifting sideways, and continued to weaken following news in the second quarter of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion, which was at the low end of expectations. Gold was unable to extend third quarter rallies or to build any significant upside momentum, resulting in a trendless environment. This was also the case in the fourth quarter, as gold's cost of production declined. Also, silver markets remained range-bound, while also experiencing a significant selloff in November, and aluminum traded at its lowest levels since 1994, with many aluminum smelters operating at a loss.

                  In currency markets, results early in the year were mixed, although marginally unprofitable. During the second quarter, the Japanese yen weakened during June to an eight-year low versus the U.S. dollar. In the third quarter, Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened, and Japan's deepening recession and credit crunch continued through the fourth quarter.

                  Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

                  Trading results are not included for 1998 because the Fund traded exclusively through investing in LLCs.

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

                  Trading results are not included for 1997 because the Fund traded exclusively through investing in LLCs.

1996


                                             Total Trading
                                             Results

     Interest Rates                         $ 5,080,346
     Stock Indices                             (992,453)
     Currencies                               2,659,762
     Metals                                     241,537
                                            -----------
                                            $ 6,989,192
                                            ===========


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

Variables Affecting Performance
-------------------------------

                  The principal variables which determine the net performance of the Fund are gross profitability and interest income.

                  During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

                  The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to each of JWH and Millburn separately on their individual performance, irrespective of the overall performance of the Fund. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation between JWH and Millburn (so that the total Profit Shares paid to the Advisor which has traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as the other Advisor incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisor) -- suggesting the likelihood of generally trendless, non-consensus markets.

                  Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

                  Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Fund.

Liquidity; Capital Resources
----------------------------

                  The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

                  Substantially all of the Fund's assets are held in cash. The Net Asset Value of the Fund's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

                  Substantially all of the Fund's assets are held in cash. Accordingly, except in very unusual circumstances, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund's positions and assets, the Fund's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

         Year 2000 Compliance Initiative

                  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

                  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

                  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

                  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

                  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

                  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

                  Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

                  At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

         European Economic and Monetary Union ("EMU") Initiative

                  As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

                  The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

                  As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risks.
          -----------------------------------------------------------

Introduction

         Past Results Not Necessarily Indicative of Future Performance
         -------------------------------------------------------------

                  The Fund is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

                  Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

                  The Fund, under the direction of the two Trading Advisors which it has retained since inception, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

                  Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

       Quantifying the Fund's Trading Value at Risk
       --------------------------------------------

         Quantitative Forward-Looking Statements

                  The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                  The Fund's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                  Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

                  In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

                  The fair value of the Fund's futures and forward positions does not have any optionality component. However, both JWH and Millburn trade options on futures to a limited extent. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

                  100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund's Trading Value at Risk in Different Market Sectors

                  The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1998. As of December 31, 1998, the Fund's total capitalization was $56,163,313.

                  The Fund does not trade commodities or energy futures.

                                        December 31, 1998
                                        -----------------
                                                                 % of Total
                Market Sector             Value at Risk          Capitalization
                -------------             -------------          --------------

                Interest Rates            $   3,110,066              5.54%
                Currencies                    1,822,438              3.25
                Stock Indices                   558,504              0.99
                Metals                          459,900              0.82
                                          -------------             ------
                   Total                  $   5,950,908             10.60%
                                          =============             ======

Material Limitations on Value at Risk as an Assessment of Market Risk

                  The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

Non-Trading Risk

         Foreign Currency Balances; Cash on Deposit with MLF

                   The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

                  The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

         Qualitative Disclosures Regarding Primary Trading Risk Exposures

                  The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Fund's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of December 31, 1998, by market sector.

                  Interest Rates. Interest rate risk is the principal market
                  --------------
exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -e.g., New Zealand and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

                  Currencies. The Fund trades in a large number of currencies,
                  ----------
including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Fund's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the currency trading strategies of JWH or Millburn. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

                  Stock Indices. The Fund's primary equity exposure is to equity
                  -------------
index price movements. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 1998, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

                  Metals. The Fund's primary metals market exposure is to
                  ------
fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Fund.

         Qualitative Disclosures Regarding Non-Trading Risk Exposure

                  The following were the only non-trading risk exposures of the Fund as of December 31, 1998.

                  Foreign Currency Balances. The Fund's primary foreign currency
                  -------------------------
balances are in Japanese yen, German marks, British pounds and French francs. The Fund has de minimis exchange rate exposure on these balances.

                  U.S. Dollar Cash Balance. The Fund holds U.S. dollars only in
                  ------------------------
cash at MLF. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

         Qualitative Disclosures Regarding Means of Managing Risk Exposure

         Trading Risk

                  The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Fund accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual.

                  Each of JWH and Millburn applies its own risk management policies to its trading.

         JWH Risk Management

                  JWH attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

                  To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

                  JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

                  Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

         Millburn Risk Management

                  Millburn attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size. In addition, Millburn Ridgefield limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

                  Millburn develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. Millburn Ridgefield then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

                  Millburn also attempts to assess market volatility as a means of monitoring and evaluating risk. In doing so, Millburn Ridgefield uses a volatility overlay system which measures the risk in a portfolio's position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn's volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

                  Millburn's risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets. The first principle is reducing overall portfolio volatility through diversification among markets. Millburn Ridgefield seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time. Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 30% of an account's net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

                  Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period. The worst case or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If Millburn Ridgefield considers the drawdown too severe, it reduces the leverage or portfolio size.

                  Millburn determines asset allocation among markets and position size on the basis of the money management principals and trading data research discussed above and the market experience of Millburn's principals. From time to time Millburn Ridgefield may adjust the size of a position, long or short, in any given market. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

         Non-Trading Risk

                  The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

                  The Fund has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on its cash held on deposit at MLF.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

                  There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant
------------------------------------------------------------
         10(a) & 10(b)     Identification of Directors and Executive Officers:
                           --------------------------------------------------

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

John R. Frawley, Jr.         Chairman, Chief Executive Officer,
                             President and Director

Jeffrey F. Chandor           Senior Vice President, Director of
                             Sales, Marketing and Research and Director

Jo Ann Di Dario              Vice President, Chief Financial Officer and
                             Treasurer, through April 30, 1999

Michael L. Pungello          Vice President, Chief Financial Officer and
                             Treasurer, effective May 1, 1999

Joseph H. Moglia             Director

Allen N. Jones               Director

Stephen G. Bodurtha          Director

Steven B. Olgin              Vice President, Secretary and
                             Director of Administration

                  John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

                  Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

                  Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

                  Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

                  Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

                  Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

                  Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

                  As of December 31, 1998, the principals of MLIP had no investment in the Fund, and MLIP's general partnership interest was valued at $644,802.

                  MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM)

II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

                  See Item 10(a)(b) above.

         (f)      Involvement in Certain Legal Proceedings:
                  ----------------------------------------

                  None.

         (g)      Promoters and Control Persons:
                  -----------------------------

                  Not applicable.

Item 11:  Executive Compensation
          ----------------------
                  The officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates also may receive certain economic benefits from holding the Fund's dollar assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners:
                  -----------------------------------------------

                  As of December 31, 1998, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

         (b)      Security Ownership of Management:
                  --------------------------------
                  As of December 31, 1998, the Trading Advisors owned 515 Series A Units, 500 Series B Units and 1,000 Series C Units and the General Partner owned 504 Series A Units, 1,338 Series B Units and 926 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 2% of each series of the total Units outstanding, respectively.

         (c)      Changes in Control:
                  ------------------
                  None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

         (a)      Transactions Between Merrill Lynch and the Fund
                  -----------------------------------------------

                  All of the service providers to the Fund, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Shares. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

                  MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      Certain Business Relationships:
                  ------------------------------

                  MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

                  In 1998 the Partnership expensed: (i) Brokerage Commissions of $1,264,141 to the Commodity Broker, which included $1,704,043 in consulting fees earned by the Trading Advisors; and (ii) Administrative Fees of $33,266 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

         (c)      Indebtedness of Management:
                  --------------------------

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      Transactions with Promoters:
                  ---------------------------

                  Not applicable.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)1.    Financial Statements:                                                               Page
                  --------------------                                                                ----

                  Independent Auditors' Report                                                           1

                  Statements of Financial Condition as of December 31, 1998 and 1997                     2

                  For the years ended December 31, 1998, 1997 and 1996:
                           Statements of Income                                                          3
                           Statements of Changes in Partners' Capital                                    4

                  Notes to Financial Statements                                                       5-15


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

         (a)3.    Exhibits:
                  --------

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation                Description
-----------                -----------

3.01(ii)                   Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):          Is incorporated herein by reference from Exhibit 3.01(ii) contained in Amendment No.
----------------           1 (as Exhibit A) to the Registration Statement (File No. 33-41373) filed on August
                           20, 1991, on Form S-1 under the Securities Act of 1933 (the "Registrant's
                           Registration Statement").

3.02(c)                    Amended and Restated Certificate of Limited Partnership of the Partnership, dated
                           July 27, 1995.

Exhibit 3.02(c):           Is incorporated by reference from Exhibit
---------------            3.02(c) contained in the Registrant's report on Form
                           10-Q for the Quarter Ended June 30, 1995.

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

10.02(a)                   Form of Consulting Agreement between each trading advisor, the Partnership and
                           Merrill Lynch Futures Inc.



Exhibit 10.02(a):          Is incorporated herein by reference from Exhibit 10.02(a) contained in
----------------           Amendment No. 1 to the Registration Statement (File No. 33-30096) dated as of
                           September 21, 1989, on Form S-1 under the Securities Act of 1933.

10.03                      Form of Customer Agreement between the Partnership and Merrill Lynch Futures
                           Inc.

Exhibit 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the
-------------              Registrant's Registration Statement.

10.06                      Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill
                           Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill
                           Lynch Futures Inc. and the Fund.

Exhibit 10.06:             Is incorporated herein by reference from
-------------              Exhibit 10.06 contained in the Registrant's report on
                           Form 10-K for the year ended December 31, 1996.

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

10.07(b)                   Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b)           Is incorporated herein by reference from Exhibit 10.07(b) contained in the
----------------           Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                      1998 Annual Report and Independent Auditors' Report.

Exhibit 13.01:             Is filed herewith.

13.01(a)                   1998 Annual Reports and Independent Auditors' Reports for the following
                           Trading Limited Liability Companies sponsored by Merrill Lynch Investment
                           Partners' Inc.:
                           ML Millburn Global L.L.C.
                           ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a):          Is incorporated herein by reference from Form 10-K (fiscal year ended December
----------------           31, 1998) Commission File number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P.
                           (Registration Statement File No. 33-34432 filed on May 25, 1990 under the
                           Securities Act of 1933).

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


28.02                      Prospectus of the Partnership dated December 14, 1990.

Exhibit 28.02:             Is incorporated by reference as filed with the Securities and Exchange
-------------              Commission pursuant to Rule 424 under the Securities
                           Act of 1933, as amended, on December 20, 1990.


28.03                      Prospectus of the Partnership dated September 13, 1991.

Exhibit 28.03:             Is incorporated by reference as filed with the
-------------              Securities and Exchange Commission pursuant to Rule
                           424 under the Securities Act of 1933, Registration
                           Statement on September 23, 1991.


         (b)      Report on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 1998.


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

                                     JOHN W. HENRY & CO./MILLBURN L.P.

                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     General Partner

                                     By: /s/John R. Frawley, Jr.
                                         -------------------------------------
                                         John R. Frawley, Jr.
                                         Chairman, Chief Executive Officer,
                                             President and Director
                                         (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                           Title                                                        Date

/s/ John R. Frawley, Jr.            Chairman, Chief Executive Officer, President and Director    March 25, 1999
------------------------            (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Jo Ann Di Dario                 Vice President, Chief Financial Officer, and Treasurer       March 25, 1999
------------------------            (Principal Financial and Accounting Officer)
Jo Ann Di Dario

/s/ Jeffrey F. Chandor              Senior Vice President, Director of Sales,                    March 25, 1999
------------------------            Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones                  Director                                                     March 25, 1999
------------------------
Allen N. Jones



(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT            General Partner of Registrant                               March 25, 1999
   PARTNERS INC.

By: /s/John R. Frawley, Jr.
----------------------------
      John R. Frawley, Jr.


                        JOHN W. HENRY & CO./MILLBURN L.P.

                                 1998 FORM 10-K

                                INDEX TO EXHIBITS
                                -----------------


                                            Exhibit

Exhibit 13.01            1998 Annual Report and Independent Auditors' Report