Form 10-Q
period 1999-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 1999-05-14
CIK 853456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 0-18215


                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)


          Delaware                                      06-1287586
    --------------------                         ----------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 609-282-6996
                      -----------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                  March 31,         December 31,
                                                                   1999                 1998
                                                         ---------------------  ------------------

ASSETS
------
Investments                                                      $ 52,834,230        $ 56,163,313
Receivable from investments                                           527,014             259,704
                                                         ---------------------  ------------------

                TOTAL                                            $ 53,361,244        $ 56,423,017
                                                         =====================  ==================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------

    Liability - Redemptions payable                              $    527,014        $    259,704


PARTNERS' CAPITAL:
    General Partner:
        (504 and 504 Series A Units)                                  145,212             149,246
        (1,338 and 1,338 Series B Units)                              313,270             321,921
        (926 and 926 Series C Units)                                  168,968             173,635
    Limited Partners:
        (43,872 and 44,678 Series A Units)                         12,640,414          13,230,285
        (109,778 and 115,421 Series B Units)                       25,704,275          27,771,959
        (75,964 and 77,411 Series C Units)                         13,862,091          14,516,267
                                                         ---------------------  ------------------

            Total partners' capital                                52,834,230          56,163,313
                                                         ---------------------  ------------------

                TOTAL                                            $ 53,361,244        $ 56,423,017
                                                         =====================  ==================

NET ASSET VALUE PER UNIT
Series A (Based on 44,376 and 45,182 Units outstanding)          $     288.12        $     296.13
                                                         =====================  ==================
Series B (Based on 111,116 and 116,759 Units outstanding)        $     234.15        $     240.61
                                                         =====================  ==================
Series C (Based on 76,890 and 78,337 Units outstanding)          $     182.48        $     187.52
                                                         =====================  ==================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    For the three           For the three
                                                     months ended            months ended
                                                      March 31,               March 31,
                                                         1999                    1998
                                                   -----------------      -----------------
REVENUES:
    Loss from investments                              $ (1,507,632)          $ (3,078,837)
                                                   -----------------      -----------------


NET LOSS                                               $ (1,507,632)          $ (3,078,837)
                                                   =================      =================

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                         237,198                279,873
                                                   =================      =================

    Weighted average net loss
         per Limited Partner
      and General Partner Unit                         $      (6.36)          $     (11.00)
                                                   =================      =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1999 and 1998
               --------------------------------------------------

                                                             Units
                                                             -----
                                    Series A               Series B               Series C
                                   ------------        -----------------     -------------------
PARTNERS' CAPITAL,
  December 31, 1997                     51,772                  137,220                  92,459

Redemptions                             (1,142)                  (2,315)                 (2,584)

Net loss                                     -                        -                       -
                                   ------------        -----------------     -------------------

PARTNERS' CAPITAL,
  March 31, 1998                        50,630                  134,905                  89,875
                                   ============        =================     ===================

PARTNERS' CAPITAL,
  December 31, 1998                     45,182                  116,759                  78,337

Redemptions                               (806)                  (5,643)                 (1,447)

Net loss                                     -                        -                       -
                                   ------------        -----------------     -------------------

PARTNERS' CAPITAL,
  March 31, 1999                        44,376                  111,116                  76,890
                                   ============        =================     ===================

                                                       Limited Partners
                                                       ----------------
                                     Series A             Series B            Series C
                                  ----------------     ----------------    ---------------
PARTNERS' CAPITAL,
  December 31, 1997                  $ 14,487,473         $ 31,223,304       $ 16,376,709

Redemptions                              (311,649)            (511,234)          (448,277)

Net loss                                 (709,263)          (1,527,191)          (796,442)
                                  ----------------     ----------------    ---------------

PARTNERS' CAPITAL,
  March 31, 1998                     $ 13,466,561         $ 29,184,879       $ 15,131,990
                                  ================     ================    ===============

PARTNERS' CAPITAL,
  December 31, 1998                  $ 13,230,285         $ 27,771,959       $ 14,516,267

Redemptions                              (232,524)          (1,323,970)          (264,957)

Net loss                                 (357,347)            (743,714)          (389,219)
                                  ----------------     ----------------    ---------------

PARTNERS' CAPITAL,
  March 31, 1999                     $ 12,640,414         $ 25,704,275       $ 13,862,091
                                  ================     ================    ===============


                                                   General Partner
                                                   ---------------
                                  Series A            Series B           Series C            Total
                                 ------------       -------------       -----------      --------------
PARTNERS' CAPITAL,
  December 31, 1997                $ 221,605           $ 456,174         $ 258,899        $ 63,024,164

Redemptions                                -                   -                 -        $ (1,271,160)

Net loss                             (10,897)            (22,356)          (12,688)       $ (3,078,837)
                                 ------------       -------------       -----------      --------------

PARTNERS' CAPITAL,
  March 31, 1998                   $ 210,708           $ 433,818         $ 246,211        $ 58,674,167
                                 ============       =============       ===========      ==============

PARTNERS' CAPITAL,
  December 31, 1998                $ 149,246           $ 321,921         $ 173,635        $ 56,163,313

Redemptions                                -                   -                 -        $ (1,821,451)

Net loss                              (4,034)             (8,651)           (4,667)       $ (1,507,632)
                                 ------------       -------------       -----------      --------------

PARTNERS' CAPITAL,
  March 31, 1999                   $ 145,212           $ 313,270         $ 168,968        $ 52,834,230
                                 ============       =============       ===========      ==============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

As of December 1, 1996, the Partnership invested all of its assets in Trading LLCs. The Partnership was, thus, invested indirectly in the trading of derivative instruments, but did not itself hold any derivative positions. Consequently, no such positions subsequent to November 30, 1996 are reflected in these financial statements.

2. INVESTMENTS

As of March 31, 1999, the Partnership had an investment in JWH LLC and Millburn LLC of $26,137,545 and $26,696,685, respectively. For the period ending December 31, 1998, the Partnership had an investment in JWH LLC and Millburn LLC of $28,886,199 and $27,277,114, respectively.

Total revenues and fees with respect to the Fund's investments are set forth as follows:


 For the three months                     Total                Brokerage            Administrative
ended March 31, 1999                    Revenue               Commissions                Fees
                                   -------------------     ------------------      -----------------

 Series A Units
 JWH LLC                                  $  (280,408)           $   156,448               $  4,117
 Millburn LLC                                 260,072                155,270                  4,086
                                   -------------------     ------------------      -----------------

 Total                                    $   (20,336)           $   311,718               $  8,203
                                   ===================     ==================      =================

 Series B Units

 JWH LLC                                  $  (583,218)           $   321,372               $  8,457
 Millburn LLC                                 534,039                321,507                  8,461
                                   -------------------     ------------------      -----------------

 Total                                    $   (49,179)           $   642,879               $ 16,918
                                   ===================     ==================      =================

 Series C Units

 JWH LLC                                  $  (306,191)           $   171,057               $  4,501
 Millburn LLC                                 286,824                171,163                  4,504
                                   -------------------     ------------------      -----------------

 Total                                    $   (19,367)           $   342,220               $  9,006
                                   ===================     ==================      =================

 Total All Units

 JWH LLC                                  $(1,169,817)           $   648,877               $ 17,075
 Millburn LLC                               1,080,935                647,940                 17,052
                                   -------------------     ------------------      -----------------

 Total                                    $   (88,882)           $ 1,296,817               $ 34,127
                                   ===================     ==================      =================


 For the three months                    Profit            (Loss) Income from
ended March 31, 1999                    Shares                Investments
                                   ------------------    ----------------------

 Series A Units
 JWH LLC                                    $      -           $   (440,973)
 Millburn LLC                                 21,124                 79,592
                                   ------------------    -------------------

 Total                                      $ 21,124           $   (361,381)
                                   ==================    ===================

 Series B Units

 JWH LLC                                    $      -           $   (913,047)
 Millburn LLC                                 43,389                160,682
                                   ------------------    -------------------

 Total                                      $ 43,389           $   (752,365)
                                   ==================    ===================

 Series C Units

 JWH LLC                                    $      -           $   (481,749)
 Millburn LLC                                 23,294                 87,863
                                   ------------------    -------------------

 Total                                      $ 23,294           $   (393,886)
                                   ==================    ===================

 Total All Units

 JWH LLC                                    $      -           $ (1,835,769)
 Millburn LLC                                 87,806                328,137
                                   ------------------    -------------------

 Total                                      $ 87,806           $ (1,507,632)
                                   ==================    ===================


 For the three months                     Total                Brokerage            Administrative
ended March 31, 1998                    Revenue               Commissions                Fees
                                   -------------------     ------------------      -----------------

 Series A Units
 JWH LLC                                 $   (493,612)           $   166,854               $  4,392
 Millburn LLC                                 118,327                169,055                  4,449
                                   -------------------     ------------------      -----------------

 Total                                   $   (375,285)           $   335,909               $  8,841
                                   ===================     ==================      =================

 Series B Units

 JWH LLC                                 $ (1,059,688)           $   357,802               $  9,416
 Millburn LLC                                 252,625                365,495                  9,618
                                   -------------------     ------------------      -----------------

 Total                                   $   (807,063)           $   723,297               $ 19,034
                                   ===================     ==================      =================

 Series C Units

 JWH LLC                                 $   (554,018)           $   186,982               $  4,921
 Millburn LLC                                 133,068                190,987                  5,026
                                   -------------------     ------------------      -----------------

 Total                                   $   (420,950)           $   377,969               $  9,947
                                   ===================     ==================      =================

 Total All Units
 ---------------
 JWH LLC                                 $ (2,107,318)           $   711,638               $ 18,729
 Millburn LLC                                 504,020                725,537                 19,093
                                   -------------------     ------------------      -----------------

 Total                                   $ (1,603,298)           $ 1,437,175               $ 37,822
                                   ===================     ==================      =================

 For the three months                    Profit           (Loss) Income from
ended March 31, 1998                    Shares                Investments
                                   ------------------    ----------------------

 Series A Units
 JWH LLC                                    $      -           $   (664,858)
 Millburn LLC                                    125                (55,302)
                                   ------------------    -------------------

 Total                                      $    125           $   (720,160)
                                   ==================    ===================

 Series B Units

 JWH LLC                                    $      -           $ (1,426,906)
 Millburn LLC                                    153               (122,641)
                                   ------------------    -------------------

 Total                                      $    153           $ (1,549,547)
                                   ==================    ===================

 Series C Units

 JWH LLC                                    $      -           $   (745,921)
 Millburn LLC                                    264                (63,209)
                                   ------------------    -------------------

 Total                                      $    264           $   (809,130)
                                   ==================    ===================

 Total All Units
 ---------------
 JWH LLC                                    $      -           $ (2,837,685)
 Millburn LLC                                    542               (241,152)
                                   ------------------    -------------------

 Total                                      $    542           $ (3,078,837)
                                   ==================    ===================

  Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:


                                                       March 31, 1999                                  December 31, 1998
                                 ----------------------------------------------  -----------------------------------------------
                                          JWH                  Millburn                   JWH                   Millburn
                                          LLC                    LLC                      LLC                      LLC
                                 ---------------------- -----------------------  ----------------------   ----------------------

     Assets                               $ 26,398,280         $    26,962,964         $    29,277,397             $ 27,815,000
                                 ====================== =======================  ======================   ======================

     Liabilities                          $    260,735         $       266,279         $       391,198        $         537,886
     Members' Capital                       26,137,545              26,696,685              28,886,199               27,277,114
                                 ---------------------- -----------------------  ----------------------   ----------------------

     Total                                $ 26,398,280         $    26,962,964         $    29,277,397        $      27,815,000
                                 ====================== =======================  ======================   ======================


                                    For the three months     For the three months   For the three months    For the three months
                                    ended March 31, 1999     ended March 31, 1999   ended March 31, 1998    ended March 31, 1998
                                 -----------------------------------------------------------------------------------------------
     Revenues                             $ (1,169,816)        $     1,080,934         $    (4,026,600)       $         553,011

     Expenses                                  665,953                 752,797               1,342,197                  813,068
                                 ---------------------- -----------------------  ----------------------   ----------------------

     Net (Loss) Income                    $ (1,835,769)        $       328,137         $   (5,368,797)        $       (260,057)
                                 ====================== =======================  ======================   ======================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

Market Risk
-----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as would have been reflected in the Statements of Financial Condition had the Partnership not invested all of its assets in the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the two Advisors, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge either or both of the Advisors to reallocate positions. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically (which has not occurred to date), the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                      ------------------------------------
                                Jan.     Feb.     Mar.
                      ------------------------------------
                       1998    $281.00  $268.85  $270.14
                      ------------------------------------
                       1999    $287.86  $291.22  $288.12
                      ------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

                      ------------------------------------
                                Jan.     Feb.     Mar.
                      ------------------------------------
                       1998    $228.36  $218.48  $219.55
                      ------------------------------------
                       1999    $233.92  $236.65  $234.15
                      ------------------------------------


                  MONTH-END NET ASSET VALUE PER SERIES C UNIT


                      ------------------------------------
                                Jan.     Feb.     Mar.
                      ------------------------------------
                       1998    $177.97  $170.27  $171.11
                      ------------------------------------
                       1999    $182.30  $184.43  $182.48
                      ------------------------------------



Performance Summary

January 1, 1998 to March 31, 1998

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

January 1, 1999 to March 31, 1999

   The Fund produced gains in currency trading during the quarter. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

   Stock index trading was also profitable. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

   Interest rate trading proved unprofitable for the Fund. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

   In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However, the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows. In precious metals, gold failed to sustain a rally, and gold's role as a flight to safety vehicle has clearly been greatly diminished as has its role as a monetary asset.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 1999 and December 31, 1998, and the average of the three months for January 1999 through March 1999. As of March 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $52 million and $56 million, all of which was allocated to trading.

                                          March 31, 1999                                        December 31, 1998

                           -------------------------------------------     --------------------------------------------
                                                 % OF TOTAL                                      % OF TOTAL
MARKET SECTOR              VALUE AT RISK         CAPITALIZATION            VALUE AT RISK         CAPITALIZATION
-------------              ------------------    ---------------------     ------------------    ----------------------
Interest Rates              $  1,754,333              3.32%                 $ 3,110,066             5.54%
Currencies                     2,212,340              4.19                    1,822,438             3.25
Stock Indices                  1,443,880              2.73                      558,504             0.99
Metals                           660,400              1.25                      459,900             0.82

                           ------------------    ---------------------     ------------------    ----------------------
                            $  6,070,953             11.49%                 $ 5,950,908            10.60%
                           ==================    =====================     ==================    ======================


                                                         Average Month-end
                                                          for the period
                                                    January 1999 to March 1999
                                                    --------------------------

                                                                                                  % OF TOTAL
MARKET SECTOR                                           VALUE AT RISK                           CAPITILIZATION
-------------                                           -------------                           --------------
Interest Rates                                         $   2,322,457                                   4.34%
Currencies                                                 2,253,593                                   4.21
Stock Indices                                                753,455                                   1.41
Metals                                                       814,917                                   1.52
                                                        -------------                           --------------
                                                       $   6,144,422                                  11.48%
                                                        =============                           ==============

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

         (b) Reports on Form 8-K
             -------------------

         There were no reports on Form 8-K filed during the first three months of fiscal 1999.

                                   SIGNATURE

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



                                     JOHN W. HENRY & CO./MILLBURN L.P.



                                     By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                              (General Partner)



Date: May 11, 1999                   By /s/ JOHN R. FRAWLEY J.R.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director



Date: May 11, 1999                   By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer