Form 10-Q
period 1999-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 1999-08-12
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                 -------------

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

                                 609-282-6996
         -------------------------------------------------------------
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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       JOHN W. HENRY & CO./MILBURN L.P.
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                     June 30,      December 31,
                                                                       1999           1998
                                                                   -------------  -------------

ASSETS
------
Investments                                                        $ 56,864,254   $ 56,163,313
Receivable from investments                                             265,749        259,704
                                                                   -------------  -------------

                TOTAL                                              $ 57,130,003   $ 56,423,017
                                                                   =============  =============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
Liability-Redemptions payable                                      $    265,750   $    259,704

PARTNERS' CAPITAL:
    General Partner:
        (504 and 504 Series A Units)                                    160,984        149,246
        (1,338 and 1,338 Series B Units)                                347,263        321,921
        (926 and 926 Series C Units)                                    187,303        173,635
    Limited Partners:
        (42,681 and 44,678 Series A Units)                           13,632,986     13,230,285
        (106,580 and 115,421 Series B Units)                         27,663,408     27,771,959
        (73,522 and 77,411 Series C Units)                           14,872,309     14,516,267
                                                                   -------------  -------------

            Total partners' capital                                  56,864,253     56,163,313
                                                                   -------------  -------------

                TOTAL                                              $ 57,130,003   $ 56,423,017
                                                                   =============  =============

NET ASSET VALUE PER UNIT
Series A (Based on 43,185 and 45,182 Units outstanding)            $     319.42   $     296.13
                                                                   =============  =============
Series B (Based on 107,918 and 116,759 Units outstanding)          $     259.56   $     240.61
                                                                   =============  =============
Series C (Based on 74,448 and 78,337 Units outstanding)            $     202.28   $     187.52
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

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For the three       For the three      For the six        For the six
                                             months ended        months ended      months ended       months ended
                                               June 30,            June 30,          June 30,            June 30,
                                                 1999                1998              1999                1998
                                            ---------------    ---------------     --------------    ---------------
REVENUES:
 Income (loss)
from Investments                            $     5,647,083    $    (4,405,863)    $    4,139,449    $    (7,484,700)
                                            ---------------    ---------------     --------------    ---------------

NET INCOME (LOSS)                           $     5,647,083    $    (4,405,863)    $    4,139,449    $    (7,484,700)
                                            ===============    ===============     ==============    ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                229,463             272,144            233,331            276,010
                                            ===============    ===============     ==============    ===============

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit             $         24.61    $        (16.19)    $        17.74    $        (27.12)
                                            ===============    ===============     ==============    ===============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                       Units                            Limited Partners                         General Partner
                                       -----                            ----------------                         ---------------
                          Series A    Series B   Series C    Series A       Series B      Series C     Series A      Series B
                          ---------  ---------  ---------  ------------   ------------  ------------  ---------     ---------
PARTNERS' CAPITAL,
  December 31, 1997          51,772    137,220   92,459    $ 14,487,473   $ 31,223,304  $ 16,376,709  $ 221,605     $ 456,174

Redemptions                  (3,628 )   (8,075)  (5,795)       (872,040)    (1,564,157)     (876,807)   (70,937)     (133,278)

Net loss                       -             -        -      (1,721,386)    (3,722,972)   (1,935,313)   (24,838)      (51,390)
                          ---------  ---------  ---------  ------------   ------------  ------------  ---------     ---------

PARTNERS' CAPITAL,
  June 30, 1998              48,144    129,145   86,664    $ 11,894,047   $ 25,936,175  $ 13,564,589  $ 125,830     $ 271,506
                          =========  =========  =========  ============   ============  ============  =========     =========

PARTNERS' CAPITAL,
  December 31, 1998          45,182    116,759   78,337    $ 13,230,285   $ 27,771,959  $ 14,516,267  $ 149,246     $ 321,921

Redemptions                  (1,997 )   (8,841 ) (3,889)       (594,092)    (2,110,389)     (734,028)         -             -

Net income                     -            -        -          996,793      2,001,838     1,090,070     11,738        25,342
                          ---------  ---------  ---------  ------------   ------------  ------------  ---------     ---------

PARTNERS' CAPITAL,
  June 30, 1999              43,185    107,918   74,448    $ 13,632,986   $ 27,663,408  $ 14,872,309  $ 160,984     $ 347,263
                          =========  =========  =========  ============   ============  ============  =========     =========


                           Series C      Total
                          ---------  -------------
PARTNERS' CAPITAL,
  December 31, 1997       $ 258,899  $  63,024,164

Redemptions                 (88,401)    (3,605,620)

Net loss                    (28,801)    (7,484,700)
                          ---------  -------------

PARTNERS' CAPITAL,
  June 30, 1998           $ 141,697  $  51,933,844
                          =========  =============

PARTNERS' CAPITAL,
  December 31, 1998       $ 173,635  $  56,163,313

Redemptions                       -     (3,438,509)

Net income                   13,668      4,139,449
                          ---------  -------------

PARTNERS' CAPITAL,
  June 30, 1999           $ 187,303  $  56,864,253
                          =========  =============


See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

   As of June 30, 1999, the Partnership had an investment in JWH LLC and Millburn LLC of $28,811,531 and $28,052,723, respectively. For the period ending December 31, 1998, the Partnership had an investment in JWH LLC and Millburn LLC of $28,886,199 and $27,277,114, respectively.


For the three months            Total             Brokerage         Administrative          Profit         Income (loss) from
ended June 30, 1999            Revenue            Commissions             Fees              Shares             Investment
                         -------------------  ------------------   -----------------  ------------------  -------------------
 Series A Units

 JWH LLC                 $        1,011,896   $         161,295    $          4,244   $               -   $          846,357
 Millburn LLC                       823,753             163,495               4,303             132,399              523,556
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        1,835,649   $         324,790    $          8,547   $         132,399   $        1,369,913
                         ===================  ==================   =================  ==================  ===================

 Series B Units

 JWH LLC                 $        2,044,696   $         326,120    $          8,584   $               -   $        1,709,992
 Millburn LLC                     1,682,105             333,312               8,771             270,468            1,069,554
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        3,726,801   $         659,432    $         17,355   $         270,468   $        2,779,546
                         ===================  ==================   =================  ==================  ===================

 Series C Units

 JWH LLC                 $        1,101,309   $         175,701    $          4,623   $               -   $          920,985
 Millburn LLC                       906,766             179,580               4,726             145,821              576,639
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        2,008,075   $         355,281    $          9,349   $         145,821   $        1,497,624
                         ===================  ==================   =================  ==================  ===================

 Total All Units
 ---------------

 JWH LLC                 $        4,157,901   $         663,116    $         17,451   $               -   $        3,477,334
 Millburn LLC                     3,412,624             676,387              17,800             548,688            2,169,749
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        7,570,525   $       1,339,503    $         35,251   $         548,688   $        5,647,083
                         ===================  ==================   =================  ==================  ===================


For the three months           Total             Brokerage          Administrative         Profit         Income (loss) from
ended June 30, 1998           Revenue            Commissions             Fees              Shares              Investment
                         -------------------  ------------------   -----------------  ------------------  -------------------
 Series A Units

 JWH LLC                 $         (513,652)  $         145,270    $          3,823   $               -   $         (662,745)
 Millburn LLC                      (202,961)            156,246               4,111                   -             (363,318)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $         (716,613)  $         301,516    $          7,934   $               -   $       (1,026,063)
                         ===================  ==================   =================  ==================  ===================

 Series B Units

 JWH LLC                 $       (1,111,028)  $         312,981    $          8,235   $               -   $       (1,432,244)
 Millburn LLC                      (444,222)            339,418               8,932                   -             (792,572)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (1,555,250)  $         652,399    $         17,167   $               -   $       (2,224,816)
                         ===================  ==================   =================  ==================  ===================

 Series C Units

 JWH LLC                 $         (577,062)  $         163,031    $          4,290   $               -   $         (744,383)
 Millburn LLC                      (229,143)            176,806               4,652                   -             (410,601)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $         (806,205)  $         339,837    $          8,942   $               -   $       (1,154,984)
                         ===================  ==================   =================  ==================  ===================

 Total All Units
 ---------------

 JWH LLC                 $       (2,201,742)  $         621,282    $         16,348   $               -   $       (2,839,372)
 Millburn LLC                      (876,326)            672,470              17,695                   -           (1,566,491)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (3,078,068)  $       1,293,752    $         34,043   $               -   $       (4,405,863)
                         ===================  ==================   =================  ==================  ===================


For the six months             Total             Brokerage          Administrative          Profit         Income (loss) from
ended June 30, 1999           Revenue            Commissions             Fees              Shares             Investment
                         -------------------  ------------------   -----------------  ------------------  -------------------
 Series A Units

 JWH LLC                 $          731,487   $         317,743    $          8,361   $               -   $          405,383
 Millburn LLC                     1,083,825             318,765               8,389             153,523              603,148
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        1,815,312   $         636,508    $         16,750   $         153,523   $        1,008,531
                         ===================  ==================   =================  ==================  ===================

 Series B Units

 JWH LLC                 $        1,461,478   $         647,492    $         17,041   $               -   $          796,945
 Millburn LLC                     2,216,144             654,819              17,232             313,857            1,230,236
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        3,677,622   $       1,302,311    $         34,273   $         313,857   $        2,027,181
                         ===================  ==================   =================  ==================  ===================

 Series C Units

 JWH LLC                 $          795,118   $         346,758    $          9,124   $               -   $          439,236
 Millburn LLC                     1,193,590             350,743               9,230             169,115              664,502
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        1,988,708   $         697,501    $         18,354   $         169,115   $        1,103,738
                         ===================  ==================   =================  ==================  ===================

 Total All Units
 ---------------

 JWH LLC                 $        2,988,083   $       1,311,993    $         34,526   $               -   $        1,641,564
 Millburn LLC                     4,493,559           1,324,327              34,851             636,495            2,497,886
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $        7,481,642   $       2,636,320    $         69,377   $         636,495   $        4,139,450
                         ===================  ==================   =================  ==================  ===================

For the six months             Total             Brokerage          Administrative          Profit         Income (Loss) from
ended June 30, 1998           Revenue            Commissions             Fees              Shares             Investments
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Series A Units

 JWH LLC                 $       (1,007,264)  $         312,124    $          8,216   $               -   $       (1,327,604)
 Millburn LLC                       (84,634)            325,301               8,560                 125             (418,620)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (1,091,898)  $         637,425    $         16,776   $             125   $       (1,746,224)
                         ===================  ==================   =================  ==================  ===================

 Series B Units

 JWH LLC                 $       (2,170,716)  $         670,783    $         17,650   $               -   $       (2,859,149)
 Millburn LLC                      (191,597)            704,913              18,550                 153             (915,213)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (2,362,313)  $       1,375,696    $         36,200   $             153   $       (3,774,362)
                         ===================  ==================   =================  ==================  ===================

 Series C Units

 JWH LLC                 $       (1,131,080)  $         350,012    $          9,212   $               -   $       (1,490,304)
 Millburn LLC                       (96,075)            367,793               9,678                 264             (473,810)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (1,227,155)  $         717,805    $         18,890   $             264   $       (1,964,114)
                         ===================  ==================   =================  ==================  ===================

 Total All Units
 ---------------

 JWH LLC                 $       (4,309,060)  $       1,332,919    $         35,078   $               -   $       (5,677,057)
 Millburn LLC                      (372,306)          1,398,007              36,788                 542           (1,807,643)
                         -------------------  ------------------   -----------------  ------------------  -------------------

 Total                   $       (4,681,366)  $       2,730,926    $         71,866   $             542   $       (7,484,700)
                         ===================  ==================   =================  ==================  ===================

   Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                    June 30, 1999                        December 31, 1998
                        -------------------------------------  --------------------------------------
                               JWH             Millburn               JWH              Millburn
                               LLC                LLC                 LLC                 LLC
                        ------------------ ------------------  ------------------  ------------------

Assets                       $ 29,203,291       $ 29,048,696        $ 29,277,397        $ 27,815,000
                        ================== ==================  ==================  ==================

Liabilities                     $ 391,760          $ 995,973           $ 391,198           $ 537,886
Members' Capital               28,811,531         28,052,723          28,886,199          27,277,114
                        ------------------ ------------------  ------------------  ------------------

Total                        $ 29,203,291       $ 29,048,696        $ 29,277,397        $ 27,815,000
                        ================== ==================  ==================  ==================

                                                          JWH LLC
                          For the three      For the three       For the six          For the six
                              months             months             months               months
                          ended June 30,     ended June 30,      ended June 30,       ended June 30
                               1999              1998                1999                 1998
                        ------------------ ------------------  ------------------  ------------------

Revenues                      $ 1,818,266       $ (3,235,723)        $ 2,988,082        $ (7,262,323)

Expenses                          680,566            991,700           1,346,519           2,333,897
                        ------------------ ------------------  ------------------  ------------------

Net Income (Loss)             $ 1,137,700       $ (4,227,423)        $ 1,641,563        $ (9,596,220)
                        ================== ==================  ==================  ==================

                                                         Millburn LLC
                          For the three        For the three       For the six        For the six
                              months               months            months              months
                          ended June 30,       ended June 30,      ended June 30,     ended June 30
                               1999                1998                1999               1998
                        ------------------ ------------------  ------------------  ------------------

Revenues                      $ 3,412,625         $ (957,177)        $ 4,493,559          $ (404,166)

Expenses                        1,242,876            731,818           1,995,673           1,544,886
                        ------------------ ------------------  ------------------  ------------------

Net Income (Loss)             $ 2,169,749       $ (1,688,995)        $ 2,497,886        $ (1,949,052)
                        ================== ==================  ==================  ==================




3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                 MONTH-END NET ASSET VALUE PER SERIES A UNIT

           Jan.       Feb.       Mar.       Apr.        May        Jun
   ----------------------------------------------------------------------
   1998    $281.00    $268.85    $270.14    $248.62    $257.02    $249.67
   ----------------------------------------------------------------------
   1999    $287.86    $291.22    $288.12    $297.02    $303.11    $319.42
   ----------------------------------------------------------------------

                 MONTH-END NET ASSET VALUE PER SERIES B UNIT

           Jan.       Feb.       Mar.       Apr.        May       Jun.
   ----------------------------------------------------------------------
   1998    $228.36    $218.48    $219.55    $202.07    $208.90    $202.93
   ----------------------------------------------------------------------
   1999    $233.92    $236.65    $234.15    $241.40    $246.31    $259.56
   ----------------------------------------------------------------------

                 MONTH-END NET ASSET VALUE PER SERIES C UNIT

           Jan.       Feb.       Mar.       Apr.        May       Jun.
   ----------------------------------------------------------------------
   1998    $177.97    $170.27    $171.11    $157.48    $162.80    $158.15
   ----------------------------------------------------------------------
   1999    $182.30    $184.43    $182.48    $188.13    $191.96    $202.28
   ----------------------------------------------------------------------

Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

January 1, 1998 to March 31, 1998

The Fund's positions in the global interest rate markets were profitable during the quarter. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

Trading results in stock index markets were mixed, but profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but profitable. In particular, the Swiss franc weakened versus the U.S. dollar.

Agricultural commodity markets provided profitable trading results overall.
Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.

April 1, 1998 to June 30, 1998

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

During the second quarter of 1999, the Fund's NAV increased as the Fund profited from trading in the interest rate, metals, stock indices and currencies markets. Interest rate trading was profitable as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates in the U.S. continued to rattle the financial markets.

In the metals sector there were also gains. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

Stock Index trading also resulted in gains overall for the quarter, as equity markets rallied worldwide in April and June.

Currency trading also resulted in gains for the Fund. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998. It has been in a corrective mode since early May, but unlike past years has retained much of its gain.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 1999 and December 31, 1998, and the average of the three and six month periods ending June 30, 1999. As of June 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $57 million and $56 million, all of which was allocated to trading.

                                          June 30, 1999                                     December 31, 1998

                           ----------------------------------------------      ----------------------------------------------
                                                          % OF TOTAL                                           % OF TOTAL
MARKET SECTOR              VALUE AT RISK                  CAPITALIZATION       VALUE AT RISK                   CAPITALIZATION
----------------           -------------                  --------------       -------------                   --------------

Interest Rates               $ 3,515,796                           6.18%         $ 3,110,066                            5.54%
Currencies                     2,213,543                           3.89            1,822,438                            3.25
Stock Indices                  1,018,359                           1.79              558,504                            0.99
Metals                           621,400                           1.09              459,900                            0.82
                           --------------                 --------------       --------------                  -------------
                             $ 7,369,098                          12.95%         $ 5,950,908                          10.60%
                           ==============                 ==============       ==============                  =============

                                        Average month-end                                    Average month-end
                                         For the Period                                       For the Period
                                   April 1999 through June 1999                        January 1999 through June 1999

                           ----------------------------------------------      ----------------------------------------------
                                                          % OF TOTAL                                           % OF TOTAL
MARKET SECTOR              VALUE AT RISK                  CAPITALIZATION       VALUE AT RISK                   CAPITALIZATION
----------------           -------------                  --------------       -------------                   --------------

Interest Rates               $ 2,971,683                           5.41%        $  2,647,069                            4.88%
Currencies                     2,302,879                           4.19            2,278,236                            4.20
Stock Indices                    861,782                           1.57              807,618                            1.49
Metals                           609,100                           1.11              712,008                            1.31
                           --------------                 --------------       --------------                  -------------
                             $ 6,745,444                          12.28%        $  6,444,931                           11.88%
                           ==============                 ==============       =============                   ==============

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

         There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            JOHN W. HENRY & CO./MILLBURN L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 10, 1999      By /s/ JOHN R. FRAWLEY J.R.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer