Form 10-Q
period 1999-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 1999-11-12
CIK 853456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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

            Delaware                                   06-1287586
-----------------------------------        -------------------------------------
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

                                 609-282-6996
               ------------------------------------------------
             (Registrant's telephone number, including area code)

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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                 September 30,        December 31,
                                                                     1999                1998
                                                                     ----                ----
ASSETS
------
Investments                                                      $  49,715,941        $ 56,163,313
Receivable from investments                                            659,700             259,704
                                                                 -------------        ------------

       TOTAL                                                     $  50,375,641        $ 56,423,017
                                                                 =============        ============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

  Liability - Redemptions payable                                $     659,700        $    259,704

PARTNERS' CAPITAL:
  General Partner:
    (504 and 504 Series A Units)                                       145,854             149,246
    (1,338 and 1,338 Series B Units)                                   314,671             321,921
    (926 and 926 Series C Units)                                       169,725             173,635
Limited Partners:
    (40,409 and 44,678 Series A Units)                              11,694,200          13,230,285
    (104,642 and 115,421 Series B Units)                            24,611,330          27,771,959
    (69,723 and 77,411 Series C Units)                              12,780,161          14,516,267
                                                                 -------------        ------------

      Total partners' capital                                       49,715,941          56,163,313
                                                                 -------------        ------------

       Total                                                     $  50,375,641        $ 56,423,017
                                                                 =============        ============

NET ASSET VALUE PER UNIT

Series A (Based on 40,913 and 45,182 Units outstanding)          $      289.40        $     296.13
                                                                 =============        ============
Series B (Based on 105,980 and 116,759 Units outstanding)        $      235.20        $     240.61
                                                                 =============        ============
Series C (Based on 70,649 and 78,337 Units outstanding)          $      183.30        $     187.52
                                                                 =============        ============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                           For the three      For the three      For the nine      For the nine
                                           months ended       months ended       months ended      months ended
                                           September 30,      September 30,      September 30,     September 30,
                                               1999               1998               1999              1998
                                           -------------      -------------      -------------     -------------
REVENUES:
  Income (loss) from investments           $  (5,273,759)     $  11,356,796      $  (1,134,309)    $   3,872,096
                                           -------------      -------------      -------------     -------------

NET INCOME (LOSS)                          $  (5,273,759)     $  11,356,796      $  (1,134,309)    $   3,872,096
                                           =============      =============      =============     =============
NET INCOME PER UNIT:
   Weighted average number of units
     outstanding                                 223,130            260,011            229,930           270,675
                                           =============      =============      =============     =============

   Weighted average net income (loss)
    per Limited Partner
    and General Partner Unit               $      (23.64)     $       43.68      $       (4.93)    $       14.31
                                           =============      =============      =============     =============

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                      Units                              Limited Partners                          General Partner
                                      -----                              ----------------                          ---------------
                        Series A    Series B      Series C    Series A       Series B      Series C      Series A       Series B
                      -----------  -----------  -----------  -----------   -----------    -----------   -----------    -----------
PARTNERS' CAPITAL,
 December 31, 1997         51,772      137,220       92,459  $14,487,473   $31,223,304    $16,376,709   $   221,605    $   456,174

Redemptions                (5,783)     (15,088)      (8,527)  (1,430,084)   (3,152,220)    (1,334,901)      (70,937)      (133,279)

Net Income                                                       857,532     1,954,367      1,043,951         3,516          9,666
                      -----------  -----------  -----------  -----------   -----------    -----------   -----------    -----------

PARTNERS, CAPITAL
 September 30, 1998        45,989      122,132       83,932  $13,914,921   $30,025,451    $16,085,759   $   154,184    $   332,561
                      ===========  ===========  ===========  ===========   ===========    ===========   ===========    ===========

PARTNERS' CAPITAL
 December 31, 1998         45,182      116,759       78,337  $13,230,285   $27,771,959    $14,516,267   $   149,246    $   321,921

Redemptions                (4,269)     (10,779)      (7,688)  (1,271,117)   (2,590,016)    (1,451,929)            -              -

Net Income (Loss)                                               (264,968)     (570,613)      (284,177)       (3,392)        (7,250)
                      -----------  -----------  -----------  -----------   -----------    -----------   -----------    -----------

PARTNERS' CAPITAL
 September 30, 1999        40,913      105,980       70,649  $11,694,200   $24,611,330    $12,780,161   $   145,854    $   314,671
                      ===========  ===========  ===========  ===========   ===========    ===========   ===========    ===========

                        Series C      Total
                      -----------  -----------
PARTNERS' CAPITAL,
 December 31, 1997    $   258,899  $63,024,164

Redemptions               (88,401) $(6,209,822)

Net Income                  3,064  $ 3,872,096
                      -----------  -----------

PARTNERS, CAPITAL
 September 30, 1998   $   173,562  $60,686,438
                      ===========  ===========

PARTNERS' CAPITAL
 December 31, 1998    $   173,635  $56,163,313

Redemptions                     -  $(5,313,062)

Net Income (Loss)          (3,910) $(1,134,310)
                      -----------  -----------

PARTNERS' CAPITAL
 September 30, 1999   $   169,725  $49,715,941
                      ===========  ===========

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENTS

    As of September 30, 1999, the Partnership had an investment in JWH LLC and Millburn LLC of $24,313,894 and $25,402,047, respectively. For the period ending December 31, 1998, the Partnership had an investment in JWH LLC and Millburn LLC of $28,886,199 and $27,277,114, respectively.

For the three months
ended September 30,                              Total            Brokerage       Administrative       Profit        Income (Loss)
1999                                            Revenue          Commissions          Fees             Shares       from Investments
                                              -----------        -----------      --------------      ---------       -----------
Series A Units

JWH LLC                                       $  (705,123)       $   154,110      $        4,055      $       -       $  (863,288)
Millburn LLC                                     (359,813)           154,044               4,053       (104,309)         (413,601)
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $(1,064,936)       $   308,154      $        8,108      $(104,309)      $(1,276,889)
                                              ===========        ===========      ==============      =========       ===========

Series B Units

JWH LLC                                       $(1,436,935)       $   313,367      $        8,247      $       -       $(1,758,549)
Millburn LLC                                     (735,817)           315,850               8,312       (213,485)         (846,494)
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $(2,172,752)       $   629,217      $       16,559      $(213,485)      $(2,605,043)
                                              ===========        ===========      ==============      =========       ===========

Series C Units

JWH LLC                                       $  (764,909)       $   167,926      $        4,419      $       -       $  (937,254)
Millburn LLC                                     (395,565)           169,199               4,452       (114,643)         (454,573)
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $(1,160,474)       $   337,123      $        8,871      $(114,643)      $(1,391,827)
                                              ===========        ===========      ==============      =========       ===========

Total All Units
---------------

JWH LLC                                       $(2,906,967)       $   635,401      $       16,721      $       -       $(3,559,091)
Millburn LLC                                   (1,491,195)           639,093              16,817       (432,437)       (1,714,668)
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $(4,398,162)       $ 1,274,494      $       33,538      $(432,437)      $(5,273,759)
                                              ===========        ===========      ==============      =========       ===========


For the three months
ended September 30,                              Total            Brokerage       Administrative       Profit         Income from
1998                                            Revenue          Commissions          Fees             Shares         Investments
                                              -----------        -----------      --------------      ---------       -----------
Series A Units

JWH LLC                                       $ 2,126,981        $   156,335      $        4,113      $  76,656       $ 1,889,877
Millburn LLC                                      955,648            150,918               3,972         83,363           717,395
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $ 3,082,629        $   307,253      $        8,085      $ 160,019       $ 2,607,272
                                              ===========        ===========      ==============      =========       ===========

Series B Units

JWH LLC                                       $ 4,661,405        $   341,683      $        8,994      $ 167,835       $ 4,142,893
Millburn LLC                                    2,120,792            332,509               8,750        184,031         1,595,502
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $ 6,782,197        $   674,192      $       17,744      $ 351,866       $ 5,738,395
                                              ===========        ===========      ==============      =========       ===========

Series C Units

JWH LLC                                       $ 2,444,577        $   179,048      $        4,711      $  88,069       $ 2,172,749
Millburn LLC                                    1,113,759            174,230               4,585         96,564           838,380
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $ 3,558,336        $   353,278      $        9,296      $ 184,633       $ 3,011,129
                                              ===========        ===========      ==============      =========       ===========

Total All Units
---------------

JWH LLC                                       $ 9,232,963        $   677,066      $       17,818      $ 332,560       $ 8,205,519
Millburn LLC                                    4,190,199            657,657              17,307        363,958         3,151,277
                                              -----------        -----------      --------------      ---------       -----------

Total                                         $13,423,162        $ 1,334,723      $       35,125      $ 696,518       $11,356,796
                                              ===========        ===========      ==============      =========       ===========

For the nine months
ended September 30,                 Total             Brokerage           Administrative       Profit          Income (Loss)
1999                               Revenue           Commissions              Fees             Shares         from Investments
                               ------------          ------------         --------------    -----------        --------------
Series A Units

JWH LLC                        $     26,364          $    471,853            $    12,416    $         -        $     (457,905)
Millburn LLC                        724,010               472,809                 12,442         49,214               189,545
                               ------------          ------------         --------------    -----------        --------------
Total                          $    750,374          $    944,662            $    24,858    $    49,214        $     (268,360)
                               ============          ============         ==============    ===========        ==============
Series B Units

JWH LLC                        $     24,543          $    960,859            $    25,288    $         -        $     (961,604)
Millburn LLC                      1,480,326               970,669                 25,544        100,372               383,741
                               ------------          ------------         --------------    -----------        --------------
Total                          $  1,504,869          $  1,931,528            $    50,832    $   100,372        $     (577,863)
                               ============          ============         ==============    ===========        ==============
Series C Units

JWH LLC                        $     30,209          $    514,682            $    13,543    $         -        $     (498,016)
Millburn LLC                        798,025               519,941                 13,682         54,472               209,930
                               ------------          ------------         --------------    -----------        --------------
Total                          $    828,234          $  1,034,624            $    27,225    $    54,472        $     (288,087)
                               ============          ============         ==============    ===========        ==============
Total All Units
---------------

JWH LLC                        $     81,116          $  1,947,394            $    51,247    $         -        $   (1,917,525)
Millburn LLC                      3,002,364             1,963,420                 51,668        204,058               783,216
                               ------------          ------------         --------------    -----------        --------------
Total                          $  3,083,480          $  3,910,814            $   102,915    $   204,058        $   (1,134,309)
                               ============          ============         ==============    ===========        ==============
For the nine months
ended September 30,                 Total             Brokerage           Administrative       Profit          Income from
1998                               Revenue           Commissions              Fees             Shares          Investments
                               ------------          ------------         --------------    -----------        --------------
Series A Units

JWH LLC                        $  1,119,717          $    468,459            $    12,329    $    76,656        $      562,273
Millburn LLC                        871,014               476,219                 12,532         83,488               298,775
                               ------------          ------------         --------------    -----------        --------------
Total                          $  1,990,731          $    944,678            $    24,861    $   160,144        $      861,048
                               ============          ============         ==============    ===========        ==============
Series B Units

JWH LLC                        $  2,490,689          $  1,012,466            $    26,644    $   167,835        $    1,283,744
Millburn LLC                      1,929,195             1,037,422                 27,300        184,184               680,289
                               ------------          ------------         --------------    -----------        --------------
Total                          $  4,419,884          $  2,049,888            $    53,944    $   352,019        $    1,964,033
                               ============          ============         ==============    ===========        ==============
Series C Units

JWH LLC                        $  1,313,497          $    529,060            $    13,923    $    88,069        $      682,445
Millburn LLC                      1,017,684               542,023                 14,263         96,828               364,570
                               ------------          ------------         --------------    -----------        --------------
Total                          $  2,331,181          $  1,071,083            $    28,186    $   184,897        $    1,047,015
                               ============          ============         ==============    ===========        ==============
Total All Units
---------------

JWH LLC                        $  4,923,903          $  2,009,985            $    52,896    $   332,560        $    2,528,462
Millburn LLC                      3,817,893             2,055,664                 54,095        364,500             1,343,634
                               ------------          ------------         --------------    -----------        --------------
Total                          $  8,741,796          $  4,065,649            $   106,991    $   697,060        $    3,872,096
                               ============          ============         ==============    ===========        ==============

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                      September 30, 1999                              December 31, 1998
                             ------------------------------------------    ------------------------------------------
                                     JHW                  Millburn                JHW                 Millburn
                                     LLC                    LLC                   LLC                   LLC
                             --------------------   -------------------    -------------------   --------------------
Assets                       $         24,858,749   $        26,137,386    $        29,277,397   $         27,815,000
                             ====================   ===================    ===================   ====================

Liabilities                  $            544,855   $           735,339    $           391,198   $            537,886
Members' Capital                       24,313,894            25,402,047             28,886,199             27,277,114
                             --------------------   -------------------    -------------------   --------------------
Total                        $         24,858,749   $        26,137,386    $        29,277,397    $        27,815,000
                             ====================   ===================    ===================   ====================


                                                              JWH LLC
                                                              -------
                                                                                For the nine
                             For the three months        For the three            months          For the nine months
                             ended September 30,         months ended      ended September 30,   ended September 30,
                                       1999          September 30, 1998             1999                1998
                             --------------------   -------------------    -------------------   --------------------
Revenues                     $         (2,906,967)  $         9,232,962    $            81,115   $          1,970,640

Expenses                                  652,124             1,027,442              1,998,642              3,361,340
                             --------------------   -------------------    -------------------   --------------------
Net Income (Loss)            $         (3,559,091)  $         8,205,520    $        (1,917,527)  $         (1,390,700)
                             ====================   ===================    ===================   ====================


                                                           Millburn LLC
                                                           ------------

                                                        For the three           For the nine
                             For the three months           months                months          For the nine months
                             ended September 30,     ended September 30,   ended September 30,   ended September 30,
                                       1999                 1998                    1999                1998
                             --------------------   -------------------    -------------------   --------------------
Revenues                     $         (1,491,195)  $         4,190,198    $         3,002,365   $          3,786,031

Expenses                                  223,475             1,038,922              2,219,147              2,583,807
                             --------------------   -------------------    -------------------   --------------------
Net Income                   $         (1,714,670)  $         3,151,276    $           783,218   $          1,202,224
                             ====================   ===================    ===================   ====================


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Discloure about Derivative Financial Instruments and air Value of Financial Instruments") ans SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

Market Risk
-----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as would have been reflected in the Statements of Financial Condition had the Partnership not invested all of its assets in the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held directly or indirectly by the Partnership as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

-----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.       May        Jun        Jul.       Aug.       Sep.
-----------------------------------------------------------------------------------------------------------
1998       $281.00    $268.85    $270.14    $248.62    $257.02    $249.67    $238.22    $270.01    $305.92
-----------------------------------------------------------------------------------------------------------
1999       $287.86    $291.22    $288.12    $297.02    $303.11    $319.42    $310.07    $302.24    $289.40
-----------------------------------------------------------------------------------------------------------

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

----------------------------------------------------------------------------------------------------------
          Jan.       Feb.       Mar.       Apr.       May        Jun.       Jul.       Aug.       Sep.
----------------------------------------------------------------------------------------------------------
1998      $228.36    $218.48    $219.55    $202.07    $208.90    $202.93    $193.60    $219.40    $248.57
----------------------------------------------------------------------------------------------------------
1999      $233.92    $236.65    $234.15    $241.40    $246.31    $259.56    $251.96    $245.60    $235.20
----------------------------------------------------------------------------------------------------------

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

 ----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.        May       Jun.       Jul.       Aug.       Sep.
-----------------------------------------------------------------------------------------------------------
1998       $177.97    $170.27    $171.11    $157.48    $162.80    $158.15    $150.88    $170.99    $193.72
-----------------------------------------------------------------------------------------------------------
1999       $182.30    $184.43    $182.48    $188.13    $191.96    $202.28    $196.36    $191.41    $183.30
-----------------------------------------------------------------------------------------------------------


Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

During the third quarter of 1999, the Fund's NAV decreased. Trading in the interest rate, stock index, metals and currencies markets all resulted in losses.

Interest rate trading was unprofitable for the third quarter. Eurodollar trading generated losses amidst speculation of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking its post-October 1998 highs, stock index trading was mixed due to significant volatility globally.

Trading in the metals markets was also unprofitable for the Fund. A major statement from the President of the European Central Bank sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. Aluminum prices also traded higher even despite a 5-year low in early March, managing to gain nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Currency trading resulted in losses for the quarter as well. The Bank of Japan refused to ease monetary policy which caused the yen to reach a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter.


YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems and contingency planning will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 1999 and December 31, 1998, and the average of the three and nine month periods ending September 30, 1999. As of September 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $50 million and $56 million, all of which was allocated to trading.

                                  September 30, 1999                  December 31, 1998

                         -------------------------------------     -------------------------------------
                                                % OF TOTAL                                % OF TOTAL
MARKET SECTOR            VALUE AT RISK          CAPITALIZATION     VALUE AT RISK          CAPITALIZATION
-------------            -------------          --------------     -------------          --------------
Interest Rates           $   2,168,845                   4.36%     $   3,110,066                   5.54%
Currencies                   2,187,944                   4.40%         1,822,438                   3.25%
Stock Indices                  440,776                   0.89%           558,504                   0.99%
Metals                         932,200                   1.88%           459,900                   0.82%
                         -------------          --------------     -------------          --------------
                         $   5,729,765                  11.53%     $   5,950,908                  10.60%
                         =============          ==============     =============          ==============


                                  Average month-end                        Average month-end
                                   For the Period                            For the Period
                            July 1999 through September 1999         January 1999 through September 1999

                         -------------------------------------     -------------------------------------
                                                % OF TOTAL                                % OF TOTAL
MARKET SECTOR            VALUE AT RISK          CAPITALIZATION     VALUE AT RISK          CAPITALIZATION
-------------            -------------          --------------     -------------          --------------
Interest Rates           $   1,879,103                   3.59%     $   2,391,081                   4.46%
Currencies                   2,186,229                   4.18%         2,247,567                   4.19%
Stock Indices                  497,911                   0.95%           704,383                   1.32%
Metals                         718,567                   1.37%           714,194                   1.33%
                         -------------          --------------     -------------          --------------
                         $   5,281,810                  10.09%     $   6,057,225                  11.30%
                         =============          ==============     =============          ==============

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

         There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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


                              JOHN W. HENRY & CO./MILLBURN L.P.



                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date:  November 12, 1999      By /s/ JOHN R. FRAWLEY J.R.
                                 ------------------------------------
                                 John R. Frawley, Jr.
                                 Chairman, Chief Executive Officer,
                                 President and Director



Date:  November 12, 1999      By /s/ MICHAEL L. PUNGELLO
                                 ------------------------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer