Form 10-K405
period 1999-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2000-03-30
CIK 853456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1999
                                      or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-18215

                       JOHN W. HENRY & CO./MILLBURN L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 06-1287586
  --------------------------------------      ------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         -----------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (609) 282-6996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2000, limited partnership units with an aggregate value of $40,807,414 were outstanding and held by non-affiliates.

                      Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                      ANNUAL REPORT FOR 1999 ON FORM 10-K

                               Table of Contents
                               -----------------

                                            PART I                                                       PAGE
                                            ------                                                       ----
Item 1.    Business.....................................................................................   1

Item 2.    Properties...................................................................................   5

Item 3.    Legal Proceedings............................................................................   5

Item 4.    Submission of Matters to a Vote of Security Holders..........................................   5

                                            PART II
                                            -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......................   5

Item 6.     Selected Financial Data.....................................................................   7

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......  12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..................................  15

Item 8.     Financial Statements and Supplementary Data.................................................  21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  21

                                            PART III
                                            --------

Item 10.    Directors and Executive Officers of the Registrant..........................................  22

Item 11.    Executive Compensation......................................................................  24

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................  24

Item 13.    Certain Relationships and Related Transactions..............................................  24

                                            PART IV
                                            -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  26

                                    PART I

Item 1:  Business
         --------

         (a)   General Development of Business:
               -------------------------------

               John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989. The original public offering of the Partnership"s units of limited partnership interest (the "Series A Units") commenced on September 29, 1989, and the Partnership commenced trading with respect to the Series A Units on January 5, 1990. A second public offering of Series B Units of limited partnership interest (the "Series B Units") commenced on December 14, 1990. The Partnership began trading with respect to the Series B Units on January 28, 1991. A third public offering of Series C Units of limited partnership interest (the "Series C Units") commenced on September 13, 1991. The Partnership began trading with respect to the Series C Units on January 2, 1992. The Fund's objective is achieving, through speculative trading, substantial capital appreciation over time.

               The proceeds of each of the three series of Units were each initially allocated equally among the Partnership's two trading advisors -- John
W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (collectively, the "Advisors").

               Merrill Lynch Investment Partners Inc. ("MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. ("MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are hereinafter sometimes referred to do "Merrill Lynch").

               JWH and Millburn (each an "Advisor", together, "Advisors") have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 1999, 46% of the capital of each series of units was allocated to JWH and 54% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLC's or "LLC's) sponsored by MLIP, each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLIP.

               As of December 31, 1999, the aggregate capitalization of the Fund was $42,876,172, the total capitalization of the Series A, Series B and Series C Units was $10,363,793, $21,524,846 and $10,987,533, respectively, and the Net
Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $260.14 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $211.47 and $164.80, respectively.

               The highest month-end Net Asset Value per Series A Unit through December 31, 1999 was $319.42 (June 30, 1999) and the lowest $100.31 (May
31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 1999 was $259.56 (June 30, 1999) and the lowest $91.20 (May
31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 1999 was $202.28 (June 30, 1999) and the lowest $75.87 (May 31,
1992).

     (b)  Financial Information about Segments:
          ------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (c)  Narrative Description of Business:
          ---------------------------------

          General

          The Fund trades (currently through its investment in Trading LLC's) in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

          The Partnership has entered into advisory agreements with each Advisor (the "Advisory Agreement"). JWH trades the Partnership's assets allocated to it in four market sectors -- interest rates, stock indices, currencies and metals -- pursuant to its Financial and Metals Program. Millburn trades the Partnership's assets allocated to it pursuant to its currency program, which concentrates exclusively on currency trading, primarily in the interbank monetary market.

          One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

          The Fund accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds (Trading LLC's) sponsored by MLIP through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

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

         Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

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

          Interest paid by Merrill Lynch on the Fund's U.S. Dollar and Non U.S.
          ---------------------------------------------------------------------
Dollar Assets.  The Fund's U.S. dollar assets are maintained at MLF. On assets
--------------
held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

          Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar-denominated positions.

          Charges

          Each of the series of Units is subject to the same charges. However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

          During 1999 and 1998, all of the Fund's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Fund during these two years.

                         ____________________________

          The Fund's average month-end Net Assets during 1999, 1998 and 1997 equaled $51,751,051, $56,223,504, and $62,234,507, respectively.

          During 1999 and 1998, all of the Fund's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct interest was earned by the Fund during these two years.

          The Partnership pays brokerage commissions to MLF at a flat monthly rate of .792 of 1% (a 9.50% annual rate) of the Partnership's month-end assets. Prior to February 1, 1997, the rate was .979 of 1% (an 11.75% annual rate)
The Partnership also pays MLIP a monthly administative fee of .21 of 1% (.25% annual rate) of the Partnership's month-end assets.


Recipient                    Nature of Payment                     Amount of Payment

MLF                          Brokerage Commissions                 A flat-rate monthly commission of 0.7917 of 1% of
                                                                   the Fund's month-end assets (a 9.50% annual rate).

                                                                   MLIP estimates that the round-turn equivalent
                                                                   rates charged to ML Millburn Global L.L.C.
                                                                   (Millburn LLC) during the years ended 1999, 1998 and
                                                                   1997 were approximately $461, $151, and 162,
                                                                   respectively. MLIP estimates that the round-turn
                                                                   equivalent rates charged to ML JWH Financial and
                                                                   Metals Portfolio L.L.C. ("JWH LLC") during the
                                                                   years ended 1999, 1998 and 1997 were approximately
                                                                   $316, $133 and $198, respectively.

MLF                          Use of Fund assets                    Merrill Lynch may derive an economic benefit from
                                                                   the deposit of certain of the Fund's U.S. dollar
                                                                   assets in offset accounts.

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

MLF;                         Extraordinary expenses                Actual costs incurred; none paid to date.
  Others

          Regulation

          MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

               The Partnership's only place of business is the place of business of MLIP (Princeton Corporate Campus, 800 Scudders Mill Road -Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Partnership from MLIP's offices.

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

          (b)  Holders:
               -------

               As of December 31, 1999, there were 354, 1,049 and 514 holders of the Series A, B and C Units, respectively, including the General Partner.

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

                                    For the Year   For the Year    For the Year    For the Year    For the Year
                                        Ended          Ended           Ended           Ended           Ended
                                     December 31,   December 31,    December 31,    December 31,    December 31,
Income Statement Data                   1999           1998            1997            1996            1995
---------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits
   Realized Gain                     $          -   $          -    $          -    $  8,749,410    $ 23,852,578
   Change in Unrealized Loss                    -              -               -      (1,760,218)       (651,118)
                                     --------------------------------------------------------------------------------
   Total Trading Results                        -              -               -       6,989,192      23,201,460
                                     --------------------------------------------------------------------------------

Interest Income                                 -              -               -       1,842,887       2,863,384
                                     --------------------------------------------------------------------------------
   Total Revenues                               -              -               -       8,832,079      26,064,844
                                     --------------------------------------------------------------------------------

Expenses:
   Brokerage Commissions                        -              -               -       5,406,851       7,412,789
   Administrative Fees                          -              -               -         115,039               -
   Profit Shares                                -              -               -          97,468         729,138
                                     --------------------------------------------------------------------------------
   Total Expenses                               -              -               -       5,619,358       8,141,927
                                     --------------------------------------------------------------------------------
Income (loss) from Investments         (6,145,111)     1,867,451       7,357,688       7,171,609               -
                                     --------------------------------------------------------------------------------
Net Income (Loss)                    $ (6,145,111)  $  1,867,451    $  7,357,688    $ 10,384,330    $ 17,922,917
                                     ================================================================================

                                       December 31,   December 31,    December 31,    December 31,    December 31,
Balance Sheet Data                        1999           1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                  $42,876,172     $56,163,313     $63,024,164     $60,834,088     $57,921,834
Net Asset Value per Series A Unit     $    260.14     $    296.13     $    284.11     $    252.54     $    210.29
Net Asset Value per Series B Unit     $    211.47     $    240.61     $    230.87     $    205.27     $    171.02
Net Asset Value per Series C Unit     $    164.80     $    187.52     $    179.92     $    159.97     $    133.82

1999, 1998 and 1997 variations in income statement line items are due to investing assets in Trading LLCs.

------------------------------------------------------------------------------------------------------------------------------------
                                             MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------------------------
            Jan.      Feb.      Mar.       Apr.      May       June       July      Aug.      Sept.      Oct.     Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------
 1995     $146.85   $167.54   $204.80    $214.46   $216.21   $212.68    $207.03   $212.10    $207.87   $208.79   $209.51   $210.29
------------------------------------------------------------------------------------------------------------------------------------
 1996     $231.67   $209.48   $205.35    $213.42   $204.22   $207.21    $206.87   $201.95    $208.39   $237.92   $255.50   $252.54
------------------------------------------------------------------------------------------------------------------------------------
 1997     $273.52   $270.58   $267.94    $261.04   $251.03   $257.22    $283.93   $270.03    $274.52   $273.84   $277.30   $284.11
------------------------------------------------------------------------------------------------------------------------------------
 1998     $281.00   $268.85   $270.14    $248.62   $257.02   $249.67    $238.22   $270.01    $305.92   $298.60   $280.52   $296.13
------------------------------------------------------------------------------------------------------------------------------------
 1999     $287.86   $291.22   $288.12    $297.02   $303.11   $319.42    $310.07   $302.24    $289.40   $263.84   $261.74   $260.14
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                              MONTH-END NET ASSET VALUE PER SERIES B UNIT
------------------------------------------------------------------------------------------------------------------------------------
            Jan.      Feb.      Mar.       Apr.      May       June       July       Aug.     Sept.      Oct.      Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------------------
  1995    $119.62   $136.63   $166.77    $174.39   $175.54    $172.89    $168.13   $172.70   $169.17   $169.98   $170.50   $171.02
------------------------------------------------------------------------------------------------------------------------------------
  1996    $188.93   $171.14   $167.47    $173.94   $166.31    $168.64    $168.41   $164.21   $169.49   $193.51   $207.63   $205.27
------------------------------------------------------------------------------------------------------------------------------------
  1997    $222.32   $219.93   $217.78    $212.17   $204.08    $209.10    $230.77   $219.46   $223.11   $222.53   $225.33   $230.87
------------------------------------------------------------------------------------------------------------------------------------
  1998    $228.36   $218.48   $219.55    $202.07   $208.90    $202.93    $193.60   $219.40   $248.57   $242.64   $227.97   $240.61
------------------------------------------------------------------------------------------------------------------------------------
  1999    $233.92   $236.65   $234.15    $241.40   $246.31    $259.56    $251.96   $245.60   $235.20   $214.43   $212.74   $211.47
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                              MONTH-END NET ASSET VALUE PER SERIES C UNIT
------------------------------------------------------------------------------------------------------------------------------------
             Jan.     Feb.      Mar.      Apr.      May      June      July      Aug.      Sept.      Oct.      Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------
  1995    $ 93.13   $106.27   $129.98   $135.87   $136.83   $134.85   $131.16  $134.97    $132.39    $133.17   $133.60   $133.82
------------------------------------------------------------------------------------------------------------------------------------
  1996    $147.90   $133.80   $130.88   $135.93   $129.91   $131.79   $131.69  $128.12    $132.22    $150.96   $161.74   $159.97
------------------------------------------------------------------------------------------------------------------------------------
  1997    $173.26   $171.40   $169.73   $165.35   $159.04   $162.96   $179.85  $171.03    $173.88    $173.43   $175.61   $179.92
------------------------------------------------------------------------------------------------------------------------------------
  1998    $177.97   $170.27   $171.11   $157.48   $162.80   $158.15   $150.88  $170.99    $193.72    $189.10   $177.67   $187.52
------------------------------------------------------------------------------------------------------------------------------------
  1999    $182.30   $184.43   $182.48   $188.13   $191.96   $202.28   $196.36  $191.41    $183.30    $167.12   $165.80   $164.80
------------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1995 even though all Series were outstanding prior to such date.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                               (SERIES A UNITS)
                               December 31, 1999


Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading: January 5, 1990
                     Aggregate Subscriptions: $18,182,000
                     Current Capitalization:  $10,363,793
                  Worst Monthly Drawdown/(2)/: (9.58)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/: (19.33)% (7/94-1/95)


        Net Asset Value per Series A Unit, December 31, 1999: $260.14

                -----------------------------------------------------------------------------------------
                                                Monthly Rates of Return(4)
                -----------------------------------------------------------------------------------------
                Month                       1999         1998         1997         1996         1995
                -----------------------------------------------------------------------------------------
                January                    (2.79)%      (1.09)%       8.31%       10.17%       (5.81)%
                -----------------------------------------------------------------------------------------
                February                    1.17        (4.32)       (1.07)       (9.58)       14.09
                -----------------------------------------------------------------------------------------
                March                      (1.06)        0.48        (0.98)       (1.97)       22.24
                -----------------------------------------------------------------------------------------
                April                       3.09        (7.97)       (2.58)        3.93         4.72
                -----------------------------------------------------------------------------------------
                May                         2.05         3.38        (3.83)       (4.31)        0.81
                -----------------------------------------------------------------------------------------
                June                        5.38        (2.86)        2.47         1.46        (1.63)
                -----------------------------------------------------------------------------------------
                July                       (2.93)       (4.58)       10.38        (0.17)       (2.66)
                -----------------------------------------------------------------------------------------
                August                     (2.53)       13.34        (4.90)       (2.38)        2.45
                -----------------------------------------------------------------------------------------
                September                  (4.25)       13.30         1.66         3.19        (1.99)
                -----------------------------------------------------------------------------------------
                October                    (8.83)       (2.39)       (0.25)       14.17         0.45
                -----------------------------------------------------------------------------------------
                November                   (0.80)       (6.05)        1.26         7.39         0.34
                -----------------------------------------------------------------------------------------
                December                   (0.61)        5.56         2.46        (1.16)        0.38
                -----------------------------------------------------------------------------------------
                Compound Annual
                Rate of Return            (12.15)%       4.24%       12.49%       20.09%       34.89%
                -----------------------------------------------------------------------------------------

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                               (SERIES B UNITS)
                               December 31, 1999

Type of Pool: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:  January 28, 1991
                     Aggregate Subscriptions: $50,636,000
                      Current Capitalization: $21,524,846
                  Worst Monthly Drawdown/(2)/: (9.41)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/: (19.32)% (7/94-1/95)
                                 _____________

         Net Asset Value per Series B Unit, December 31, 1999: $211.47

                  -----------------------------------------------------------------------------------------
                                               Monthly Rates of Return(4)
                  -----------------------------------------------------------------------------------------
                  Month                      1999         1998         1997         1996        1995
                  -----------------------------------------------------------------------------------------
                  January                   (2.78)%      (1.09)%       8.31%       10.47%       (5.93)%
                  -----------------------------------------------------------------------------------------
                  February                   1.17        (4.33)       (1.08)       (9.41)       14.22
                  -----------------------------------------------------------------------------------------
                  March                     (1.06)        0.49        (0.98)       (2.14)       22.06
                  -----------------------------------------------------------------------------------------
                  April                      3.10        (7.96)       (2.58)        3.86         4.57
                  -----------------------------------------------------------------------------------------
                  May                        2.04         3.38        (3.81)       (4.38)        0.66
                  -----------------------------------------------------------------------------------------
                  June                       5.38        (2.86)        2.46         1.40        (1.52)
                  -----------------------------------------------------------------------------------------
                  July                      (2.93)       (4.60)       10.36        (0.14)       (2.75)
                  -----------------------------------------------------------------------------------------
                  August                    (2.52)       13.33        (4.90)       (2.49)        2.71
                  -----------------------------------------------------------------------------------------
                  September                 (4.24)       13.30         1.66         3.22        (2.04)
                  -----------------------------------------------------------------------------------------
                  October                   (8.83)       (2.39)       (0.26)       14.17         0.48
                  -----------------------------------------------------------------------------------------
                  November                  (0.79)       (6.05)        1.26         7.30         0.31
                  -----------------------------------------------------------------------------------------
                  December                  (0.60)        5.54         2.46        (1.14)        0.31
                  -----------------------------------------------------------------------------------------
                  Compound Annual
                  Rate of Return           (12.11)%       4.20%       12.46%       20.03%       34.49%
                  -----------------------------------------------------------------------------------------

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                               (SERIES C UNITS)
                               December 31, 1999

Type of Pool: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading: January 2, 1992
                     Aggregate Subscriptions: $40,000,000
                      Current Capitalization: $10,987,533
                  Worst Monthly Drawdown/(2)/: (9.54)% (2/96)
           Worst Peak-to-Valley Drawdown/(3)/: (19.20)% (7/94-1/95)
                                 _____________

         Net Asset Value per Series C Unit, December 31, 1999: $164.80


                  -----------------------------------------------------------------------------------------
                                                  Monthly Rates of Return(4)
                  -----------------------------------------------------------------------------------------
                  Month                1999           1998       1997       1996            1995
                  -----------------------------------------------------------------------------------------
                  January             (2.78)%       (1.08)%      8.31%      10.52%         (6.00)%
                  -----------------------------------------------------------------------------------------
                  February             1.17         (4.33)      (1.07)      (9.54)         14.12
                  -----------------------------------------------------------------------------------------
                  March               (1.06)         0.49       (0.97)      (2.18)         22.31
                  -----------------------------------------------------------------------------------------
                  April                3.10         (7.97)      (2.58)       3.86           4.53
                  -----------------------------------------------------------------------------------------
                  May                  2.04          3.38       (3.82)      (4.43)          0.70
                  -----------------------------------------------------------------------------------------
                  June                 5.38         (2.86)       2.46        1.45          (1.44)
                  -----------------------------------------------------------------------------------------
                  July                (2.93)        (4.60)      10.36       (0.08)         (2.74)
                  -----------------------------------------------------------------------------------------
                  August              (2.52)        13.33       (4.90)      (2.71)          2.90
                  -----------------------------------------------------------------------------------------
                  September           (4.24)        13.29        1.67        3.21          (1.91)
                  -----------------------------------------------------------------------------------------
                  October             (8.83)        (2.38)      (0.26)      14.17           0.59
                  -----------------------------------------------------------------------------------------
                  November            (0.79)        (6.05)       1.26        7.14           0.32
                  -----------------------------------------------------------------------------------------
                  December            (0.60)         5.54        2.45       (1.09)          0.17
                  -----------------------------------------------------------------------------------------
                  Compound Annual
                  Rate of Return     (12.11)%        4.20%      12.47%      19.54%         35.08%
                  -----------------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

1999

John W.Henry & Co./Millburn, LP finished 1999 with gains in currencies and stock index trading and losses in metals and interest rate trading. Commodities spent 1999 in a transition phase, shifting from bear market trading to more neutral positions. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

Currency trading produced gains throughout the year. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The yen continued to grow and reached a two-year high in the third quarter. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger US dollar, yet regained strength in November. The Canadian dollar also underwent similar fluctuations throughout the year.

Stock index trading was profitable for 1999. The Dow Jones Industrial Average closed above the 10,000 mark for the first time in March, setting a record for the index. Equity markets rallied worldwide in April and June. In the second half of the year, the Fund suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in the Hang Seng and Nikkei 225 positions resulting in gains during November and December. This activity depicted evidence of Japan's stronger than expected recovery coupled with a sudden decline in the unemployment rate.

Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Fund held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

Interest rate trading was also volatile as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the fund, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

Trading results are not included for 1999 because the Fund traded exclusively through investing in LLC's.

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

          Trading results are not included for 1998 because the Fund traded exclusively through investing in LLC's.

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

          Trading results are not included for 1997 because the Fund traded exclusively through investing in LLC's.

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

          The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to each of JWH and Millburn separately on their individual performance, irrespective of the overall performance of the Fund. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation between JWH and Millburn (so that the total Profit Shares paid to the Advisor which has traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as the other Advisor incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisor)
- suggesting the likelihood of generally trendless, non-consensus markets.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

          Except in unusual circumstances, factors - regulatory approvals, cost of goods sold, employee relations and the like - which often materially affect an operating business have virtually no impact on the Fund.

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

     Year 2000 Compliance Initiative

         In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

        In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium; planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

        Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

        As of December 31, 1999, the total estimated expenditures of existing and incremental resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.

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

          The Fund, under the direction of the two Advisors which it has retained since inception, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

     Quantitative Forward-Looking Statements
     ---------------------------------------

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

The Fund's Trading Value at Risk in Different Market Sectors

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 1999. During the fiscal year 1999, the Fund's average capitalization was approximately $51,751,051. As of December 31, 1998, the Fund's total capitalization was approximately $56,163,313.

          The Fund does not trade agriculture or energy futures.

                                              Fiscal Year 1999

                  Average Value      % of Average     Highest Value at   Lowest Value at
Market Sector       at Risk          Capitalization         Risk               Risk
-------------     -------------      --------------   ----------------   ---------------
Interest Rates        $2,136,156              4.13%        $3,515,796         $1,371,379
Currencies             2,188,695              4.23%         2,213,543          1,981,912
Stock Indices            670,728              1.30%         1,443,880            440,776
Metals                   651,854              1.26%           932,200            464,883
                  --------------     --------------   ----------------   ---------------
     TOTAL            $5,647,433             10.91%         8,105,419          4,258,950
                  ==============     ==============   ================   ===============

Average, highest and lowest Value at Risk amounts relate to the quarter-end amunts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of each quarter of fiscal year 1999.

                                              % of Total
Market Sector      Value at Risk            Capitalization
-------------     -----------------      --------------------

Interest Rates        $3,110,066                        5.54%
Currencies             1,822,438                        3.25%
Stock Indices            558,504                        0.99%
Metals                   459,900                        0.82%
                  --------------         --------------------
     TOTAL            $5,950,908                       10.60%
                  ==============         ====================


 Material Limitations on Value at Risk as an Assessment of Market Risk

           The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Fund
- give no indication of this "risk of ruin."

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

     Qualitative Disclosures Regarding Primary Trading Risk Exposures

          The following qualitative disclosures regarding the Fund's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Fund's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

     The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

          Interest Rates.  Interest rate risk is the principal market exposure
          --------------
of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

          Currencies.  The Fund trades in a large number of currencies,
          ----------
including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Fund's major exposures have typically been in the dollar/yen, and dollar/Euro positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

          Stock Indices.  The Fund's primary equity exposure is to equity index
          -------------
price movements. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan), Hang Seng (Hong Kong) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

          Metals.  The Fund's primary metals market exposure is to fluctuations
          ------
in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

     Qualitative Disclosures Regarding Non-Trading Risk Exposure

          The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

          Foreign Currency Balances.  The Fund's primary foreign currency
          -------------------------
balances are in Japanese yen, British Pounds and Euros. The Fund has de minimis exchange rate exposure on these balances.

          U.S. Dollar Cash Balance.  The Fund holds U.S. dollars only in cash at
          ------------------------
MLF. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

     Qualitative Disclosures Regarding Means of Managing Risk Exposure

     Trading Risk

          MLIP has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Fund accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

     Millburn Ridgefield Risk Management

          Millburn Ridgefield attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size. In addition, Millburn Ridgefield limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

          Millburn Ridgefield develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. Millburn Ridgefield then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

          Millburn Ridgefield also attempts to assess market volatility as a means of monitoring and evaluating risk. In doing so, Millburn Ridgefield uses a volatility overlay system which measures the risk in a portfolio's position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn's volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

          Millburn Ridgefield's risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets. The first principle is reducing overall portfolio volatility through diversification among markets. Millburn Ridgefield seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time. Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 30% of an account's net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

          Millburn Ridgefield determines asset allocation among markets and position size on the basis of the money management principals and trading data research discussed above and the market experience of Millburn Ridgefield's principals. From time to time Millburn Ridgefield may adjust the size of a position, long or short, in any given market. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

    Non-Trading Risk

          The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into dollars (usually weekly but no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

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

               The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     10(a) & 10(b)  Identification of Directors and Executive Officers:
                    --------------------------------------------------=

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

John R. Frawley, Jr.     Chairman, Chief Executive Officer,
                         President and Director

Jeffrey F. Chandor       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer

Allen N. Jones           Director

Stephen G. Bodurtha      Director

Michael J. Perini        Director

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

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of
MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

          Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

          As of December 31, 1999, the principals of MLIP had no investment in the Fund, and MLIP's general partnership interest was valued at $566,633.

          MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

Item 11: Executive Compensation
         ----------------------

               The officers of MLIP are remunerated by MLIP in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates also may receive certain economic benefits from holding the Fund's dollar assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIP.

Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

              As of December 31, 1999, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLIP.

          (b) Security Ownership of Management:
              --------------------------------

              As of December 31, 1999, the Advisors owned 515 Series A Units, 500 Series B Units and 1,000 Series C Units and the General Partner owned 504 Series A Units, 1,338 Series B Units and 926 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 2% of each series of the total Units outstanding, respectively.

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

          (b)  Certain Business Relationships:
               ------------------------------

               MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

               In 1999, the Partnership expensed through its investment in the Trading LLC's: (i) Brokerage Commissions of $4,979,159 to MLF which included $1,556,794 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $131,028 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

          (c)  Indebtedness of Management:
               --------------------------

               The Partnership is prohibited from making any loans, to management or otherwise.

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)1.  Financial Statements:                                                                       Page
                 ---------------------                                                                       ----
                 Independent Auditors' Report                                                                   1

                 Statements of Financial Condition as of December 31, 1999 and 1998                             2

                 For the years ended December 31, 1999, 1998 and 1997:
                          Statements of Operations                                                              3
                          Statements of Changes in Partners' Capital                                            4

                 Notes to Financial Statements                                                               5-14

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

10.02(a) Form of Consulting Agreement between each Advisor, the Partnership and Merrill Lynch Futures Inc.

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

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:      Is incorporated herein by reference from Exhibit 10.03
-------------
                    contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

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

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and Merrill Lynch Futures.

Exhibit 10.07(b)    Is incorporated herein by reference from Exhibit 10.07(b)
----------------
                    contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01               1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:      Is filed herewith.
--------------

13.01(a) 1999 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.: ML Millburn Global L.L.C.
                    ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a):   Is incorporated herewith
-----------------

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


          (b)  Report on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                              JOHN W. HENRY & CO./MILLBURN L.P.

                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    General Partner

                              By: /s/John R. Frawley, Jr.
                                  ----------------------
                                     John R. Frawley, Jr.
                                     Chairman, Chief Executive Officer,
                                     President and Director
                                     (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                                         Title                                  Date
/s/ John R. Frawley, Jr.                Chairman, Chief Executive Officer, President and Director        March 30, 2000
--------------------------
 John R. Frawley, Jr.                   (Principal Executive Officer)

/s/ Michael L. Pungello                 Vice President, Chief Financial Officer, and Treasurer           March 30, 2000
--------------------------
Michael L. Pungello                     (Principal Financial and Accounting Officer)

 /s/ Jeffrey F. Chandor                 Senior Vice President, Director of Sales,                        March 30, 2000
--------------------------
 Jeffrey F. Chandor                     Marketing and Research, and Director

 /s/ Michael J. Perini                  Director                                                         March 30, 2000
--------------------------
 Michael J. Perini


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT      General Partner of Registrant      March 30, 2000
 PARTNERS INC.

By: /s/John R. Frawley, Jr.
---------------------------
     John R. Frawley, Jr.

                       JOHN W. HENRY & CO./MILLBURN L.P.

                                1999 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                         Exhibit
                         -------

Exhibit 13.01            1999 Annual Report and Independent Auditors' Report

Exhibit 13.01(a)         1999 Annual Report and Independent
                         Auditors' Report for:
                         ML Millburn Global, LLC
                         ML JWH Financials and Metals Portfolio, LLC