Form 10-Q
period 2000-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2000-05-15
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------
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

                                  609-282-6996
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.   Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                             March 31,           December 31,
                                                               2000                 1999
                                                            (unaudited)
                                                          ---------------     ---------------
ASSETS
Investments                                                  $ 34,673,800       $ 42,876,172
Receivable from investments                                     1,364,144          1,007,250
                                                          ---------------     --------------
                TOTAL                                        $ 36,037,944       $ 43,883,422
                                                          ===============     ==============
LIABILITY AND PARTNERS' CAPITAL

    Liability - Redemptions payable                          $  1,364,144       $  1,007,250

PARTNERS' CAPITAL:
    General Partner:
        (434 and 504 Series A Units)                              100,011            131,110
        (1,088 and 1,338 Series B Units)                          203,793            282,923
        (726 and 926 Series C Units)                              105,981            152,600
   Limited Partners:
        (36,029 and 39,335 Series A Units)                      8,302,614         10,232,683
        (91,686 and 100,451 Series B Units)                    17,175,082         21,241,923
        (60,184 and 65,744 Series C Units)                      8,786,319         10,834,933
                                                          ---------------     --------------

            Total partners' capital                            34,673,800         42,876,172
                                                          ---------------     --------------

                TOTAL                                        $ 36,037,944       $ 43,883,422
                                                          ===============     ==============
NET ASSET VALUE PER UNIT
 Series A (36,463 and 39,839 Units outstanding)              $     230.44       $     260.14
                                                          ===============  =================
 Series B (92,774 and 101,789 Units outstanding)             $     187.32       $     211.47
                                                          ===============  =================
 Series C (60,910 and 66,670 Units outstanding)              $     145.99       $     164.80
                                                          ===============  =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                          For the three         For the three
                                           months ended          months ended
                                            March 31,             March 31,
                                               2000                  1999
                                          ----------------   -----------------
REVENUES:
    Loss from investments                    $ (4,774,478)       $ (1,507,632)
                                          ----------------   -----------------

NET LOSS                                     $ (4,774,478)       $ (1,507,632)
                                          ================   =================

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                               203,427             237,198
                                          ================   =================

    Weighted average net loss
       per Limited Partner
      and General Partner Unit               $     (23.47)       $      (6.36)
                                          ================   =================

See notes to financial statements.

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (unaudited)

                                 Units                         Limited Partners                      General Partner
                                 -----                         ----------------                      ---------------
                     Series A  Series B  Series C   Series A       Series B       Series C   Series A   Series B    Series C
                     --------  --------- --------  -----------   ------------   -----------  --------   --------    ---------
PARTNERS' CAPITAL,
  December 31, 1998    45,182   116,759    78,337  $13,230,285   $ 27,771,959   $14,516,267  $149,246   $321,921    $173,635

Redemptions              (806)   (5,643)   (1,447)    (232,524)    (1,323,970)     (264,957)        -          -           -

Net loss                    -         -         -     (357,347)      (743,714)     (389,219)   (4,034)    (8,651)     (4,667)
                     --------  --------- --------  -----------   ------------   ----------- ---------   --------    --------
PARTNERS' CAPITAL,
  March 31, 1999       44,376   111,116    76,890  $12,640,414   $ 25,704,275   $13,862,091  $145,212   $313,270    $168,968
                     ========  ========= ========  ===========   ============   ===========  ========   ========    ========
PARTNERS' CAPITAL,
  December 31, 1999    39,839   101,789    66,670  $10,232,683   $ 21,241,923   $10,834,933  $131,110   $282,923    $152,600

Redemptions            (3,376)   (9,015)   (5,760)    (779,617)    (1,717,248)     (835,689)  (16,686)   (48,448)    (30,206)

Net loss                    -         -         -   (1,150,452)    (2,349,593)   (1,212,925)  (14,413)   (30,682)    (16,413)
                     --------  --------- --------  -----------  -------------   -----------  --------   --------    --------

PARTNERS' CAPITAL,

  March 31, 2000       36,463    92,774    60,910  $ 8,302,614   $ 17,175,082   $ 8,786,319  $100,011   $203,793    $105,981
                     ========  ========= ========  ===========   ============   ===========  ========   ========    ========

                        Total
                     -----------
PARTNERS' CAPITAL,
  December 31, 1998  $56,163,313

Redemptions          $(1,821,451)

Net loss             $(1,507,632)
                     -----------
PARTNERS' CAPITAL,
  March 31, 1999     $52,834,230
                     ===========
PARTNERS' CAPITAL,
  December 31, 1999  $42,876,172

Redemptions          $(3,427,894)

Net loss             $(4,774,478)
                     -----------

PARTNERS' CAPITAL,

  March 31, 2000     $34,673,800
                     ===========

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three month period ended March 31, 2000 and March 31, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 2000, the Partnership had an investment in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and ML Millburn Global LLC ("Millburn LLC") of $16,004,224 and $18,669,576 respectively. For the period ending December 31, 1999, the Partnership had an investment in JWH LLC and Millburn LLC of $19,843,543 and $23,032,629, respectively.

     Total revenues and fees with respect to the Fund's investment are set forth as follows:

For the three months            Total              Brokerage        Administrative          Profit               Loss from
ended March 31, 2000           Revenue            Commissions            Fees               Shares              Investments
                          ------------------   ------------------  -----------------   -----------------  --------------------
 SERIES A UNITS

 JWH LLC                  $        (448,320)   $         103,868   $          2,734     $             -    $         (554,922)
 Millburn LLC                      (483,869)             122,841              3,233                   -              (609,943)
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $        (932,189)   $         226,709   $          5,967     $             -    $       (1,164,865)
                          ==================   ==================  =================   =================  ====================

 SERIES B UNITS

 JWH LLC                  $        (914,342)   $         212,427   $          5,590     $             -    $       (1,132,359)
 Millburn LLC                      (987,939)             253,311              6,666                   -            (1,247,916)
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $      (1,902,281)   $         465,738   $         12,256     $             -    $       (2,380,275)
                          ==================   ==================  =================   =================  ====================

 SERIES C UNITS

 JWH LLC                  $        (471,790)   $         109,180   $          2,874     $             -    $         (583,844)
 Millburn LLC                      (511,875)             130,193              3,426                                  (645,494)
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $        (983,665)   $         239,373   $          6,300     $             -    $       (1,229,338)
                          ==================   ==================  =================   =================  ====================

 TOTAL ALL UNITS

 JWH LLC                  $      (1,834,452)   $         425,475   $         11,198     $             -    $       (2,271,125)
 Millburn LLC                    (1,983,683)             506,345             13,325                   -            (2,503,353)
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $      (3,818,135)   $         931,820   $         24,523     $             -    $       (4,774,478)
                          ==================   ==================  =================   =================  ====================

For the three months            Total              Brokerage        Administrative         Profit         (Loss) Income from
ended March 31, 1999           Revenue            Commissions            Fees               Shares            Investments
                          ------------------   ------------------  -----------------   -----------------  --------------------
 SERIES A UNITS

 JWH LLC                  $        (280,408)   $         156,448   $          4,117     $             -    $         (440,973)
 Millburn LLC                       260,072              155,270              4,086              21,124                79,592
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $         (20,336)   $         311,718   $          8,203     $        21,124    $         (361,381)
                          ==================   ==================  =================   =================  ====================

 SERIES B UNITS

 JWH LLC                  $        (583,218)   $         321,372   $          8,457     $             -    $         (913,047)
 Millburn LLC                       534,039              321,507              8,461              43,389               160,682
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $         (49,179)   $         642,879   $         16,918     $        43,389    $         (752,365)
                          ==================   ==================  =================   =================  ====================

 SERIES C UNITS

 JWH LLC                  $        (306,191)   $         171,057   $          4,501     $             -    $         (481,749)
 Millburn LLC                       286,824              171,163              4,504              23,294                87,863
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $         (19,367)   $         342,220   $          9,006     $        23,294    $         (393,886)
                          ==================   ==================  =================   =================  ====================

 TOTAL ALL UNITS

 JWH LLC                  $      (1,169,817)   $         648,877   $         17,075     $             -    $       (1,835,769)
 Millburn LLC                     1,080,935              647,940             17,052              87,806               328,137
                          ------------------   ------------------  -----------------   -----------------  --------------------

 Total                    $         (88,882)   $       1,296,817   $         34,127     $        87,806    $       (1,507,632)
                          ==================   ==================  =================   =================  ====================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                       March 31, 2000                      December 31, 1999
                            ----------------------------------  ------------------------------------
                                 JWH             Millburn            JWH               Millburn
                                 LLC               LLC               LLC                 LLC
                            ---------------   ---------------   ----------------   ----------------
      Assets                  $ 16,790,243    $   19,565,510    $    20,495,709    $    23,769,789
                            ===============   ===============   ================   ===============

      Liabilities             $    786,019    $      895,934    $       652,166    $       737,160
      Members' Capital          16,004,224        18,669,576         19,843,543         23,032,629
                            ---------------   ---------------   ----------------   ---------------

      Total                   $ 16,790,243    $   19,565,510    $    20,495,709    $    23,769,789
                            ===============   ===============   ================   ===============

                             For the three     For the three     For the three      For the three
                                months            months            months              months
                            ended March 31,   ended March 31,    ended March 31,   ended March 31,
                                 2000              2000              1999               1999
                            ---------------   ---------------   ----------------   ---------------
      Revenues                $ (1,834,452)   $   (1,983,683)   $    (1,169,816)   $     1,080,934

      Expenses                     436,673           519,670            665,953            752,797
                            ---------------   ---------------   ----------------   ---------------

      Net (Loss) Income       $ (2,271,125)   $   (2,503,353)   $    (1,835,769)   $       328,137
                            ===============   ===============   ================   ===============


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     For the year ended December 31,1999, the Partnership invested all of its assets in Trading LLC's. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133 had a significant effect on the financial statements of the Partnership.

     MARKET RISK

     Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLC's, the net unrealized profit as reflected in the respective Statements of Financial Condition of the Trading LLC's. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLC's, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Trading LLC accounts, as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and clearing brokers.

     The Partnership, through the Trading LLC's, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                    ----------------------------------
                             Jan.      Feb.    Mar.
                    ----------------------------------
                    1999    $287.86  $291.22  $288.12
                    ----------------------------------
                    2000    $255.72  $238.38  $230.44
                    ----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                    ----------------------------------
                             Jan.      Feb.    Mar.
                    ----------------------------------
                    1999    $233.92  $236.65  $234.15
                    ----------------------------------
                    2000    $207.89  $193.79  $187.32
                    ----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                    ----------------------------------
                             Jan.      Feb.    Mar.
                    ----------------------------------
                    1999    $182.30  $184.43 $182.48
                    ----------------------------------
                    2000    $162.02  $151.03 $145.99
                    ----------------------------------

Performance Summary

January 1, 1999 to March 31, 1999

Profits were produced in currency trading during the quarter. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also profitable. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

Interest rate trading proved unprofitable. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

January 1, 2000 to March 31, 2000

Currency trading alternated through out the month as gains in Swiss franc positions were outweighed by losses in British pound trading in the beginning of the quarter. Despite evidence of expansion in Europe, the Swiss franc slipped to a 10-year low against the dollar. This move mimicked the decline in the Euro which came after officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Trading during the middle of the quarter was profitable through gains in Euro futures and Japanese yen trading. The Euro's continued weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In the end of the quarter losses were sustained in Japanese yen and British pound positions. The yen has been strong in spite of Japan's slide back into recession during the second half of 1999.

Trading in Nikkei 225 Stock Index positions resulted in losses. The losses suffered early in the quarter rebounded to close at its highest level since 1997 and carried on throughout mid-quarter. Positions in the Nikkei 225 and FTSE Financial Times Stock Index resulted in profits for the Fund. The economy in the United Kingdom has been growing at a robust pace and is accompanied by low inflation.

Metals trading was unprofitable for the quarter. Concerns about higher U.S. interest rates and the sharp declines in global stock prices during January created a somewhat nervous and defensive tone in base metals trading. Trading was unprofitable in February due to losses in gold and aluminum. Mid-month reports showed aluminum inventories monitored by the London Metal Exchange at their highest level in almost three years, resulting in a decrease in prices.

Short Eurodollar trading was profitable as the currency continued to decline in January. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the Japanese 10-year bond, U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the quarter.

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

          None.

Item 5.   Other information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS
          There are no exhibits required to be filed as part of this report.
          (b)  REPORTS ON FORM 8-K
               There were no reports on Form 8-K filed during the first three months of fiscal 2000.

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


                                    JOHN W. HENRY & CO./MILLBURN L.P.


                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)



Date:  May 15, 1999                 By /s/ JOHN R. FRAWLEY J.R.
                                       ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director





Date:  May 15, 1999                 By /s/ MICHAEL L. PUNGELLO
                                       -----------------------
                                       Michael L. Pungello
                                       Vice President, Chief Financial Officer
                                       and Treasurer