Form 10-Q
period 2000-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2000-08-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                        06-1287586
-------------------------------   -------------------------------
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

                                  609-282-6996
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                                June 30,           December 31,
                                                                                  2000                 1999
                                                                              (unaudited)
                                                                         ---------------------  -----------------
ASSETS
------
Investments                                                                    $   27,993,225       $ 42,876,172
Receivable from investments                                                           457,897          1,007,250
                                                                         ---------------------  -----------------

                TOTAL                                                          $   28,451,122       $ 43,883,422
                                                                         =====================  =================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
    Liability - Redemptions payable                                            $      457,897       $  1,007,250


PARTNERS' CAPITAL:
    General Partner:
        (434 and 504 Series A Units)                                                   87,455            131,110
        (1,088 and 1,338 Series B Units)                                              178,178            282,923
        (726 and 926 Series C Units)                                                   92,660            152,600
    Limited Partners:
        (34,480 and 39,335 Series A Units)                                          6,948,112         10,232,683
        (83,823 and 100,451 Series B Units)                                        13,728,493         21,241,923
        (54,515 and 65,744 Series C Units)                                          6,958,327         10,834,933
                                                                         ---------------------  -----------------

            Total partners' capital                                                27,993,225         42,876,172
                                                                         ---------------------  -----------------

                TOTAL                                                          $   28,451,122       $ 43,883,422
                                                                         =====================  =================

NET ASSET VALUE PER UNIT
 Series A (34,914 and 39,839 Units outstanding)                                $       201.51       $     260.14
                                                                         =====================  =================
 Series B (84,911 and 101,789 Units outstanding)                               $       163.78       $     211.47
                                                                         =====================  =================
 Series C (55,241 and 66,670 Units outstanding)                                $       127.64       $     164.80
                                                                         =====================  =================

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                For the three         For the three         For the six           For the six
                                                 months ended          months ended         months ended          months ended
                                                   June 30,              June 30,             June 30,             June 30,
                                                     2000                  1999                 2000                 1999
                                               -----------------   ---------------------  -----------------   --------------------
REVENUES:
    Income (Loss) from investments              $    (4,121,469)       $      5,647,083     $   (8,895,947)       $     4,139,449
                                               -----------------   ---------------------  -----------------   --------------------


NET INCOME (LOSS)                               $    (4,121,469)       $      5,647,083     $   (8,895,947)       $     4,139,449
                                               =================   =====================  =================   ====================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
     units  outstanding                                 183,583                 229,463            193,505                233,331
                                               =================   =====================  =================   ====================

    Weighted average net income (loss)
         per General Partner
        and Limited Partner Unit                $        (22.45)       $          24.61     $       (45.97)       $         17.74
                                               =================   =====================  =================   ====================

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
            For the six months ended June 30, 2000 and June 30, 1999
            --------------------------------------------------------
                                   (unaudited)

                                         Units                             General Partner
                                         -----                             ---------------
                          Series A     Series B     Series C     Series A     Series B      Series C
                         ------------ ------------ ------------ ------------ ------------ -------------
PARTNERS' CAPITAL,
  December 31, 1998           45,182      116,759       78,337     $149,246     $321,921      $173,635

Redemptions                   (1,997)      (8,841)      (3,889)           -            -             -

Net income                         -            -            -       11,738       25,342        13,668
                         ------------ ------------ ------------ ------------ ------------ -------------

PARTNERS' CAPITAL,
  June 30, 1999               43,185      107,918       74,448     $160,984     $347,263      $187,303
                         ============ ============ ============ ============ ============ =============

PARTNERS' CAPITAL,
  December 31, 1999           39,839      101,789       66,670     $131,110     $282,923      $152,600

Redemptions                   (4,925)     (16,878)     (11,429)     (16,686)     (48,448)      (30,206)

Net loss                           -            -            -      (26,969)     (56,297)      (29,734)
                         ------------ ------------ ------------ ------------ ------------ -------------

PARTNERS' CAPITAL,
  June 30, 2000               34,914       84,911       55,241     $ 87,455     $178,178      $ 92,660
                         ============ ============ ============ ============ ============ =============

                                       Limited Partners
                                       ----------------
                          Series A       Series B       Series C          Total
                        -------------- -------------- --------------  --------------
PARTNERS' CAPITAL,
  December 31, 1998      $ 13,230,285   $ 27,771,959   $ 14,516,267    $ 56,163,313

Redemptions                  (594,092)    (2,110,389)      (734,028)   $ (3,438,509)

Net income                    996,793      2,001,838      1,090,070     $ 4,139,449
                        -------------- -------------- --------------  --------------

PARTNERS' CAPITAL,
  June 30, 1999          $ 13,632,986   $ 27,663,408   $ 14,872,309    $ 56,864,253
                        ============== ============== ==============  ==============

PARTNERS' CAPITAL,
  December 31, 1999      $ 10,232,683   $ 21,241,923   $ 10,834,933    $ 42,876,172

Redemptions                (1,129,185)    (3,123,230)    (1,639,245)   $ (5,987,000)

Net loss                   (2,155,386)    (4,390,200)    (2,237,361)   $ (8,895,947)
                        -------------- -------------- --------------  --------------

PARTNERS' CAPITAL,
  June 30, 2000           $ 6,948,112   $ 13,728,493    $ 6,958,327    $ 27,993,225
                        ============== ============== ==============  ==============


See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2000, and the results of its operations for the six month period ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

   As of June 30, 2000, the Partnership had an investment in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and ML Millburn Global LLC ("Millburn LLC") of $13,509,749 and $14,483,476 respectively. For the period ending December 31, 1999, the Partnership had an investment in JWH LLC and Millburn LLC of $19,843,543 and $23,032,629, respectively.

   Total revenues and fees with respect to the Fund's investment are set forth as follows:

For the three months           Total              Brokerage         Administrative        Profit              Loss from
ended June 30, 2000           Revenue            Commissions            Fees              Shares              Investments
                         ------------------   ------------------  -----------------   -----------------  --------------------
SERIES A UNITS

JWH LLC                  $        (225,656)   $          89,588   $          2,358    $              -   $          (317,602)
Millburn LLC                      (600,858)              96,491              2,539                   -              (699,888)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $        (826,514)   $         186,079   $          4,897    $              -   $        (1,017,490)
                         ==================   ==================  =================   =================  ====================

SERIES B UNITS

JWH LLC                  $        (448,256)   $         182,504   $          4,804    $              -   $          (635,564)
Millburn LLC                    (1,227,232)             198,210              5,216                   -            (1,430,658)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (1,675,488)   $         380,714   $         10,020    $              -   $        (2,066,222)
                         ==================   ==================  =================   =================  ====================

SERIES C UNITS

JWH LLC                  $        (222,427)   $          92,282   $          2,427    $              -   $          (317,136)
Millburn LLC                      (617,744)             100,239              2,638                   -              (720,621)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $        (840,171)   $         192,521   $          5,065    $              -   $        (1,037,757)
                         ==================   ==================  =================   =================  ====================

TOTAL ALL UNITS

JWH LLC                  $        (896,339)   $         364,374   $          9,589    $              -   $        (1,270,302)
Millburn LLC                    (2,445,834)             394,940             10,393                   -            (2,851,167)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (3,342,173)   $         759,314   $         19,982    $              -   $        (4,121,469)
                         ==================   ==================  =================   =================  ====================

For the three months           Total              Brokerage         Administrative        Profit              Gain from
ended June 30, 1999           Revenue            Commissions            Fees              Shares              Investments
                         ------------------   ------------------  -----------------   -----------------  --------------------
SERIES A UNITS

JWH LLC                  $       1,011,896    $         161,295   $          4,244    $              -   $           846,357
Millburn LLC                       823,753              163,495              4,303             132,399               523,556
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       1,835,649    $         324,790   $          8,547    $        132,399   $         1,369,913
                         ==================   ==================  =================   =================  ====================

SERIES B UNITS

JWH LLC                  $       2,044,696    $         326,120   $          8,584    $              -   $         1,709,992
Millburn LLC                     1,682,105              333,312              8,771             270,468             1,069,554
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       3,726,801    $         659,432   $         17,355    $        270,468   $         2,779,546
                         ==================   ==================  =================   =================  ====================

SERIES C UNITS

JWH LLC                  $       1,101,309    $         175,701   $          4,623    $              -   $           920,985
Millburn LLC                       906,766              179,580              4,726             145,821               576,639
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       2,008,075    $         355,281   $          9,349    $        145,821   $         1,497,624
                         ==================   ==================  =================   =================  ====================

TOTAL ALL UNITS

JWH LLC                  $       4,157,901    $         663,116   $         17,451    $              -   $         3,477,334
Millburn LLC                     3,412,624              676,387             17,800             548,688             2,169,749
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       7,570,525    $       1,339,503   $         35,251    $        548,688   $         5,647,083
                         ==================   ==================  =================   =================  ====================



For the six months             Total              Brokerage         Administrative        Profit              Loss from
ended June 30, 2000           Revenue            Commissions            Fees              Shares              Investments
                         ------------------   ------------------  -----------------   -----------------  --------------------
SERIES A UNITS

JWH LLC                  $        (673,976)   $         193,456   $          5,092    $              -   $          (872,524)
Millburn LLC                    (1,084,727)             219,332              5,772                   -            (1,309,831)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (1,758,703)   $         412,788   $         10,864    $              -   $        (2,182,355)
                         ==================   ==================  =================   =================  ====================

SERIES B UNITS

JWH LLC                  $      (1,362,598)   $         394,931   $         10,394    $              -   $        (1,767,923)
Millburn LLC                    (2,215,171)             451,521             11,882                   -            (2,678,574)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (3,577,769)   $         846,452   $         22,276    $              -   $        (4,446,497)
                         ==================   ==================  =================   =================  ====================

SERIES C UNITS

JWH LLC                  $        (694,217)   $         201,462   $          5,301    $              -   $          (900,980)
Millburn LLC                    (1,129,619)             230,432              6,064                                (1,366,115)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (1,823,836)   $         431,894   $         11,365    $              -   $        (2,267,095)
                         ==================   ==================  =================   =================  ====================

TOTAL ALL UNITS

JWH LLC                  $      (2,730,791)   $         789,849   $         20,787    $              -   $        (3,541,427)
Millburn LLC                    (4,429,517)             901,285             23,718                   -            (5,354,520)
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $      (7,160,308)   $       1,691,134   $         44,505    $              -   $        (8,895,947)
                         ==================   ==================  =================   =================  ====================

For the six months             Total              Brokerage         Administrative        Profit              Gain from
ended June 30, 1999           Revenue            Commissions            Fees              Shares              Investments
                         ------------------   ------------------  -----------------   -----------------  --------------------
SERIES A UNITS

JWH LLC                  $         731,487    $         317,743   $          8,361    $              -   $           405,383
Millburn LLC                     1,083,825              318,765              8,389             153,523               603,148
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       1,815,312    $         636,508   $         16,750    $        153,523   $         1,008,531
                         ==================   ==================  =================   =================  ====================

SERIES B UNITS

JWH LLC                  $       1,461,478    $         647,492   $         17,042    $              -   $           796,944
Millburn LLC                     2,216,144              654,819             17,232             313,857             1,230,236
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       3,677,622    $       1,302,311   $         34,274    $        313,857   $         2,027,180
                         ==================   ==================  =================   =================  ====================

SERIES C UNITS

JWH LLC                  $         795,118    $         346,758   $          9,124    $              -   $           439,236
Millburn LLC                     1,193,590              350,743              9,230             169,115               664,502
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       1,988,708    $         697,501   $         18,354    $        169,115   $         1,103,738
                         ==================   ==================  =================   =================  ====================

TOTAL ALL UNITS

JWH LLC                  $       2,988,083    $       1,311,993   $         34,527    $              -   $         1,641,563
Millburn LLC                     4,493,559            1,324,327             34,851             636,495             2,497,886
                         ------------------   ------------------  -----------------   -----------------  --------------------

Total                    $       7,481,642    $       2,636,320   $         69,378    $        636,495   $         4,139,449
                         ==================   ==================  =================   =================  ====================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                                  June 30, 2000                                     December 31, 1999
                                    -------------------------------------------        ------------------------------------------
                                           JWH                    Millburn                   JWH                    Millburn
                                           LLC                      LLC                      LLC                       LLC
                                    -----------------         -----------------        -----------------        -----------------
Assets                              $      13,863,027         $      14,843,757        $      20,495,709        $      23,769,789
                                    =================         =================        =================        =================

Liabilities                         $         353,278         $         360,281        $         652,166        $         737,160
Members' Capital                           13,509,749                14,483,476               19,843,543               23,032,629
                                    -----------------         -----------------        -----------------        -----------------
Total                               $      13,863,027         $      14,843,757        $      20,495,709        $      23,769,789
                                    =================         =================        =================        =================

                                                                         JWH LLC

                                     For the three             For the three             For the six              For the six
                                      months ended             months ended              months ended             months ended
                                     June 30, 2000             June 30, 1999             June 30, 2000           June 30, 1999
                                    -----------------         -----------------        -----------------        -----------------
Revenues                            $        (896,339)        $       4,157,901        $      (2,730,791)       $       2,988,083

Expenses                                      373,963                   680,567                  810,636                1,346,520
                                    -----------------         -----------------        -----------------        -----------------

Net Income (Loss)                   $      (1,270,302)        $       3,477,334        $      (3,541,427)       $       1,641,563
                                    =================         =================        =================        =================

                                                                    Millburn LLC

                                     For the three             For the three             For the six              For the six
                                      months ended             months ended              months ended             months ended
                                     June 30, 2000             June 30, 1999             June 30, 2000           June 30, 1999
                                    -----------------         -----------------        -----------------        -----------------
Revenues                            $      (2,445,834)        $       3,412,624        $      (4,429,517)       $       4,493,559

Expenses                                      405,333                 1,242,875                  925,003                1,995,673
                                    -----------------         -----------------        -----------------        -----------------
Net Income  (Loss)                  $      (2,851,167)        $       2,169,749        $      (5,354,520)       $       2,497,886
                                    =================         =================        =================        =================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

   For the period ended June 30, 2000 and the year ended December 31,1999, the Partnership invested all of its assets in Trading LLC's. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133 had a significant effect on the financial statements of the Partnership.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

           MONTH-END NET ASSET VALUE PER SERIES A UNIT
-------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.
-------------------------------------------------------------
1999    $287.86  $291.22 $288.12  $297.02  $303.11  $319.42
-------------------------------------------------------------
2000    $255.72  $238.38 $230.44  $230.52  $221.13  $201.51
-------------------------------------------------------------


          MONTH-END NET ASSET VALUE PER SERIES B UNIT

-------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.
-------------------------------------------------------------
1999    $233.92  $236.65 $234.15  $241.40  $246.31  $259.56
-------------------------------------------------------------
2000    $207.89  $193.79 $187.32  $187.37  $179.72  $163.78
-------------------------------------------------------------


          MONTH-END NET ASSET VALUE PER SERIES C UNIT

-------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.
-------------------------------------------------------------
1999    $182.30  $184.43 $182.48  $188.13  $191.96  $202.28
-------------------------------------------------------------
2000    $162.02  $151.03 $145.99  $146.03  $140.07  $127.64
-------------------------------------------------------------

Performance Summary

January 1, 1999 to June 30, 1999
--------------------------------

January 1, 1999 to March 31, 1999

The Partnership produced gains in currency trading during the quarter. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also profitable. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

Interest rate trading proved unprofitable for the Partnership. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

April 1, 1999 to June 30, 1999

During the second quarter of 1999, the Partnership's NAV increased as the Partnership profited from trading in the interest rate, metals, stock indices and currencies markets. Interest rate trading was profitable as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates in the U.S. continued to rattle the financial markets.

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

Currency trading also resulted in gains for the Partnership. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998. It has been in a corrective mode since early May, but unlike past years has retained much of its gain.

January 1, 2000 to June 30, 2000
---------------------------------
January 1, 2000 to March 31, 2000

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

Trading in Nikkei 225 Stock Index positions resulted in losses. The losses suffered early in the quarter rebounded to close at its highest level since 1997 and carried on throughout mid-quarter. Positions in the Nikkei 225 and FTSE Financial Times Stock Index resulted in profits for the Partnership. The economy in the United Kingdom has been growing at a robust pace and is accompanied by low inflation.

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

April 1, 2000 to June 30, 2000

Metals trading was unprofitable for the quarter. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

Currency trading proved unprofitable for the Partnership. Early in the quarter, gains from long Swiss franc positions could not outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB"), the SNB said it will not keep the Swiss franc from rising. Currency trading resulted in losses for the sector during May despite gains in short positions in the British pound, as losses were sustained in Euro futures trading. The Euro rallied to U.S. $0.97 early in June, but faced profit-taking after news of some capital outflow from Euroland.

Stock index trading was unprofitable as losses were sustained in Nikkei 225 and S&P 500 positions in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy.

Interest rate trading results were unprofitable for the quarter. Losses from U.S. Treasury note trading exceeded gains from Japanese 10-year bond positions. U.S. yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Losses were incurred in Euro dollar and Euro-Bund positions. Short positions resulted in losses as the Euro dollar improved after the European Central Bank's 50 basis point repo rate hike.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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


                                    JOHN W. HENRY & CO./MILLBURN L.P.






                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)





Date:  August 15, 2000              By /s/ JOHN R. FRAWLEY J.R.
                                       ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director





Date: August 15, 2000               By /s/ MICHAEL L. PUNGELLO
                                       -----------------------
                                       Michael L. Pungello
                                       Vice President, Chief Financial Officer
                                       and Treasurer