Form 10-Q
period 2000-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2000-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                        06-1287586
---------------------------------             ---------------------------------
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

                                  609-282-6996
                   -------------------------------------------
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,     December 31,
                                                            2000             1999
                                                         (unaudited)
                                                       ----------------  -------------
ASSETS
------
Investments                                               $ 23,222,770   $ 42,876,172
Receivable from investments                                  1,993,896      1,007,250
                                                       ----------------  -------------

            Total assets                                  $ 25,216,666   $ 43,883,422
                                                       ================  =============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
    Liability - Redemptions payable                       $  1,993,896   $  1,007,250


PARTNERS' CAPITAL:
    General Partner:
        (634 and 504 Series A Units)                           120,330        131,110
        (1,118 and 1,338 Series B Units)                       172,469        282,923
        (726 and 926 Series C Units)                            87,284        152,600
    Limited Partners:
        (31,577 and 39,335 Series A Units)                   5,993,158     10,232,683
        (69,220 and 100,451 Series B Units)                 10,679,057     21,241,923
        (51,320 and 65,744 Series C Units)                   6,170,472     10,834,933
                                                       ----------------  -------------

            Total partners' capital                         23,222,770     42,876,172
                                                       ----------------  -------------

                TOTAL                                     $ 25,216,666   $ 43,883,422
                                                       ================  =============

NET ASSET VALUE PER UNIT
 Series A (32,211 and 39,839 Units outstanding)           $     189.80   $     260.14
                                                       ================  =============
 Series B (70,338 and 101,789 Units outstanding)          $     154.28   $     211.47
                                                       ================  =============
 Series C (52,046 and 66,670 Units outstanding)           $     120.24   $     164.80
                                                       ================  =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the three        For the three        For the nine        For the nine
                                                  months ended         months ended        months ended         months ended
                                                 September 30,        September 30,       September 30,        September 30,
                                                      2000                1999                 2000                1999
                                                -----------------  --------------------  -----------------  --------------------
REVENUES:
    Loss from investments                       $     (1,573,481)  $        (5,273,759)  $    (10,469,428)  $        (1,134,309)
                                                -----------------  --------------------  -----------------  --------------------


NET LOSS                                        $     (1,573,481)  $        (5,273,759)  $    (10,469,428)     $     (1,134,309)
                                                =================  ====================  =================  ====================

NET LOSS PER UNIT:
    Weighted average number of
    units outstanding                                    171,211               223,130            186,073               229,930
                                                =================  ====================  =================  ====================

    Weighted average net loss
        per General Partner
        and Limited Partner Unit                $          (9.19)  $            (23.64)  $         (56.27)  $             (4.93)
                                                =================  ====================  =================  ====================


See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 (UNAUDITED)




                                             Units                                 General Partner
                                             -----                                 ---------------
                             Series A       Series B      Series C      Series A      Series B         Series C
                           -------------- ------------- ------------- -------------- -------------  -------------
PARTNERS' CAPITAL,
  December 31, 1998               45,182       116,759        78,337  $     149,246    $  321,921   $    173,635

Redemptions                       (4,269)      (10,779)       (7,688)             -             -              -

Net loss                               -             -             -         (3,392)       (7,250)        (3,910)
                           -------------- ------------- ------------- ---------------  -----------  -------------
PARTNERS' CAPITAL,
  September 30, 1999              40,913       105,980        70,649  $     145,854    $  314,671   $    169,725
                           ============== ============= ============= ===============  ===========  =============
PARTNERS' CAPITAL,
  December 31, 1999               39,839       101,789        66,670  $     131,110    $  282,923   $    152,600

Additions                            200             -             -         39,434             -              -

Redemptions                       (7,828)      (31,451)      (14,624)       (16,686)      (43,534)       (30,206)

Net loss                               -             -             -        (33,528)      (66,920)       (35,110)
                           -------------- ------------- ------------- ---------------  -----------  -------------
PARTNERS' CAPITAL,
  September 30, 2000              32,211        70,338        52,046  $     120,330    $   172,469  $     87,284
                           ============== ============= ============= ================ ===========  =============


                                       Limited Partners
                                       ----------------
                              Series A      Series B        Series C       Total
                            ------------ -------------- -------------- --------------
PARTNERS' CAPITAL,
  December 31, 1998        $ 13,230,285  $ 27,771,959   $  14,516,267   $ 56,163,313

Redemptions                  (1,271,117)   (2,590,016)     (1,451,929)  $ (5,313,062)

Net loss                       (264,967)     (570,613)       (284,177)  $ (1,134,309)
                           ------------- -------------  -------------   -------------
PARTNERS' CAPITAL,
  September 30, 1999       $ 11,694,201  $ 24,611,330   $  12,780,161   $ 49,715,942
                           ============= =============  =============   =============
PARTNERS' CAPITAL,
  December 31, 1999        $ 10,232,683  $ 21,241,923   $  10,834,933   $ 42,876,172

Additions                           -             -             -       $     39,434

Redemptions                  (1,693,973)   (5,406,903)     (2,032,106)  $ (9,223,408)

Net loss                     (2,545,552)   (5,155,963)     (2,632,355)  $(10,469,428)
                          -------------- -------------  -------------   -------------
PARTNERS' CAPITAL,
  September 30, 2000       $  5,993,158  $ 10,679,057   $   6,170,472   $ 23,222,770
                           ============= =============  =============   =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine month period ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.       INVESTMENTS

As of September 30, 2000, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and ML Millburn Global LLC ("Millburn LLC") of $10,835,448 and $12,387,322 respectively. As of December 31, 1999, the Partnership had investments in JWH LLC and Millburn LLC of $19,843,543 and $23,032,629, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:


For the three months                    Total           Brokerage      Administrative         Profit             Loss
ended September 30, 2000               Revenue         Commissions         Fees               Shares       from Investments
                                    ------------      --------------   ----------------      -----------   ----------------
SERIES A UNITS

JWH LLC                             $  (215,884)      $      76,512    $         2,014       $         -   $      (294,410)
Millburn LLC                            (16,334)             83,779              2,202                 -          (102,315)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  (232,218)      $     160,291    $         4,216       $         -   $      (396,725)
                                    ============      ==============   ================      ===========   ================

SERIES B UNITS

JWH LLC                             $  (422,243)      $     149,391    $         3,930       $         -   $      (575,564)
Millburn LLC                            (31,545)            164,936              4,341                 -          (200,822)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  (453,788)      $     314,327    $         8,271       $         -   $      (776,386)
                                    ============      ==============   ================      ===========   ================

SERIES C UNITS

JWH LLC                             $  (218,557)      $      76,584    $         2,015       $         -   $      (297,156)
Millburn LLC                            (16,419)             84,569              2,226                 -          (103,214)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  (234,976)      $     161,153    $         4,241       $         -   $      (400,370)
                                    ============      ==============   ================      ===========   ================

TOTAL ALL UNITS
---------------

JWH LLC                             $  (856,684)      $     302,487    $         7,959       $         -   $    (1,167,130)
Millburn LLC                            (64,298)            333,284              8,769                 -          (406,351)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  (920,982)      $     635,771    $        16,728       $         -   $    (1,573,481)
                                    ============      ==============   ================      ===========   ================


For the three months                    Total           Brokerage      Administrative         Profit             Loss
ended September 30, 1999               Revenue         Commissions         Fees               Shares       from Investments
                                    ------------      --------------   ----------------      -----------   ----------------
SERIES A UNITS

JWH LLC                             $  (705,123)      $     154,110    $         4,055       $         -   $      (863,288)
Millburn LLC                           (359,813)            154,044              4,053         (104,309)          (413,601)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(1,064,936)      $     308,154    $         8,108       $ (104,309)   $    (1,276,889)
                                    ============      ==============   ================      ===========   ================

SERIES B UNITS

JWH LLC                             $(1,436,935)      $     313,367    $         8,247       $         -   $    (1,758,549)
Millburn LLC                           (735,817)            315,850              8,312         (213,485)          (846,494)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(2,172,752)      $     629,217    $        16,559       $ (213,485)   $    (2,605,043)
                                    ============      ==============   ================      ===========   ================

SERIES C UNITS

JWH LLC                             $  (764,909)      $     167,926    $         4,419       $         -   $      (937,254)
Millburn LLC                           (395,565)            169,199              4,452         (114,643)          (454,573)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(1,160,474)      $     337,125    $         8,871       $ (114,643)   $    (1,391,827)
                                    ============      ==============   ================      ===========   ================

TOTAL ALL UNITS
---------------

JWH LLC                             $(2,906,967)      $     635,403    $        16,721       $         -   $    (3,559,091)
Millburn LLC                         (1,491,195)            639,093             16,817         (432,437)        (1,714,668)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(4,398,162)      $   1,274,496    $        33,538       $ (432,437)   $    (5,273,759)
                                    ============      ==============   ================      ===========   ================


For the nine months                     Total           Brokerage      Administrative         Profit            Loss
ended September 30, 2000               Revenue         Commissions         Fees               Shares       from Investments
                                    ------------      --------------   ----------------      -----------   ----------------
SERIES A UNITS

JWH LLC                             $  (889,860)      $     269,968    $         7,106       $         -   $    (1,166,934)
Millburn LLC                         (1,101,061)            303,111              7,974                 -        (1,412,146)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(1,990,921)      $     573,079    $        15,080       $         -   $    (2,579,080)
                                    ============      ==============   ================      ===========   ================

SERIES B UNITS

JWH LLC                             $(1,784,841)      $     544,322    $        14,324       $         -   $    (2,343,487)
Millburn LLC                         (2,246,716)            616,457             16,223                 -        (2,879,396)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(4,031,557)      $   1,160,779    $        30,547       $         -   $    (5,222,883)
                                    ============      ==============   ================      ===========   ================

SERIES C UNITS

JWH LLC                             $  (912,774)      $     278,046    $         7,316       $         -   $    (1,198,136)
Millburn LLC                         (1,146,038)            315,001              8,290                          (1,469,329)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(2,058,812)      $     593,047    $        15,606       $         -   $    (2,667,465)
                                    ============      ==============   ================      ===========   ================

TOTAL ALL UNITS
---------------

JWH LLC                             $(3,587,475)      $   1,092,336    $        28,746       $         -   $    (4,708,557)
Millburn LLC                         (4,493,815)          1,234,569             32,487                 -        (5,760,871)
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $(8,081,290)      $   2,326,905    $        61,233       $         -   $   (10,469,428)
                                    ============      ==============   ================      ===========   ================


For the nine months                     Total           Brokerage      Administrative         Profit         Income (Loss)
ended September 30, 1999               Revenue         Commissions         Fees               Shares       from Investments
                                    ------------      --------------   ----------------      -----------   ----------------

SERIES A UNITS

JWH LLC                             $     26,364      $     471,853    $        12,416       $         -   $       (457,905)
Millburn LLC                             724,010            472,809             12,442            49,214            189,545
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $    750,374      $     944,662    $        24,858       $    49,214   $       (268,360)
                                    ============      ==============   ================      ===========   ================

SERIES B UNITS

JWH LLC                             $     24,543      $     960,859    $        25,288       $         -   $       (961,604)
Millburn LLC                           1,480,326            970,669             25,544           100,372            383,741
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  1,504,869      $   1,931,528    $        50,832       $   100,372   $       (577,863)
                                    ============      ==============   ================      ===========   ================

SERIES C UNITS

JWH LLC                             $     30,209      $     514,682    $        13,543       $         -   $       (498,016)
Millburn LLC                             798,025            519,941             13,682            54,472            209,930
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $    828,234      $   1,034,623    $        27,225       $    54,472   $       (288,086)
                                    ============      ==============   ================      ===========   ================

TOTAL ALL UNITS
---------------

JWH LLC                             $     81,116      $   1,947,394    $        51,247       $         -   $     (1,917,525)
Millburn LLC                           3,002,361          1,963,419             51,668           204,058            783,216
                                    ------------      --------------   ----------------      -----------   ----------------

Total                               $  3,083,477      $   3,910,813    $       102,915       $   204,058   $     (1,134,309)
                                    ============      ==============   ================      ===========   ================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:


                                  September 30, 2000             December 31, 1999
                                     (unaudited)
                          -------------------------------  ------------------------------
                             JWH             Millburn           JWH           Millburn
                             LLC                LLC             LLC             LLC
                          --------------- ---------------  --------------  --------------
Assets                    $   11,881,545  $   13,564,288   $  20,495,709   $  23,769,789
                          =============== ===============  ==============  ==============

Liabilities               $    1,046,097  $    1,176,966   $     652,166   $     737,160
Members' Capital              10,835,448      12,387,322      19,843,543      23,032,629
                          --------------- ---------------  --------------  --------------

Total                     $   11,881,545  $   13,564,288   $  20,495,709   $  23,769,789
                          =============== ===============  ==============  ==============


                                                     JWH LLC

                           For the three  For the three    For the nine     For the nine
                            months ended   months ended     months ended     months ended
                            September 30,  September 30,    September 30,    September 30,
                               2000            1999           2000              1999
                            (unaudited)     (unaudited)     (unaudited)      (unaudited)
                          --------------- ---------------  ---------------  ---------------
Revenues                  $     (856,684) $   (2,906,967)  $   (3,587,475)  $       81,116

Expenses                         310,446         652,124        1,121,082        1,998,641
                          --------------- ---------------  ---------------  ---------------

Net Loss                  $   (1,167,130) $   (3,559,091)  $   (4,708,557)  $   (1,917,525)
                          =============== ===============  ===============  ===============

                                                      Millburn LLC

                           For the three  For the three    For the nine     For the nine
                            months ended   months ended    months ended     months ended
                            September 30,  September 30,   September 30,    September 30,
                               2000            1999           2000              1999
                            (unaudited)     (unaudited)     (unaudited)      (unaudited)
                          --------------- ---------------  ---------------  ---------------
Revenues                  $      (64,298) $   (1,491,195)  $   (4,493,815)  $    3,002,361

Expenses                         342,053         223,473        1,267,056        2,219,145
                          --------------- ---------------  ---------------  ---------------

Net Loss                  $     (406,351) $   (1,714,668)  $   (5,760,871)  $      783,216
                          =============== ===============  ===============  ===============


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     For the period ended September 30, 2000 and the year ended December 31,1999, the Partnership invested all of its assets in Trading LLC's. Accordingly, the Partnership invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137, had a significant effect on the financial statements of the Partnership, nor does MLIP believe that the application of the provisions of SFAS No. 138 will have an effect on the financial statements.

     MARKET RISK

     Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLC's, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLC's. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLC's, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or the Trading LLC's, and include adjusting the percentage of the Partnership's, or the Trading LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Trading LLC accounts, as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

      The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities clearing brokers.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun      Jul.    Aug.     Sep.
---------------------------------------------------------------------------------------
1999    $287.86  $291.22 $288.12  $297.02  $303.11  $319.42  $310.07 $302.24  $289.40
---------------------------------------------------------------------------------------
2000    $255.72  $238.38 $230.44  $230.52  $221.13  $201.51  $199.30 $197.17  $189.80
---------------------------------------------------------------------------------------

MONTH-END NET ASSET VALUE PER SERIES B UNIT

----------------------------------------------------------------------------------------
        Jan.     Feb.     Mar.     Apr.     May     Jun.     Jul.     Aug.     Sep.
----------------------------------------------------------------------------------------
1999    $233.92  $236.65  $234.15  $241.40  $246.31 $259.56  $251.96  $245.60  $235.20
----------------------------------------------------------------------------------------
2000    $207.89  $193.79  $187.32  $187.37  $179.72 $163.78  $161.98  $160.25  $154.28
----------------------------------------------------------------------------------------

MONTH-END NET ASSET VALUE PER SERIES C UNIT

---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.     Jul.    Aug.     Sep.
---------------------------------------------------------------------------------------
1999    $182.30  $184.43 $182.48  $188.13  $191.96  $202.28  $196.36 $191.41  $183.30
---------------------------------------------------------------------------------------
2000    $162.02  $151.03 $145.99  $146.03  $140.07  $127.64  $126.24 $124.89  $120.24
---------------------------------------------------------------------------------------

Performance Summary

January 1, 2000 to September 30, 1999
--------------------------------------
January 1, 1999 to March 31, 1999

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

In the metals sector, there were also gains. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

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

July 1, 1999 to September 30, 1999

During the third quarter of 1999, the Partnership's NAV decreased. Trading in the interest rate, stock index, metals and currencies markets all resulted in losses.

Interest rate trading was unprofitable for the third quarter. Eurodollar trading generated losses amidst speculation of the probability of a tightening bias by the U.S. Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Partnership suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking its post-October 1998 highs, stock index trading was mixed due to significant volatility globally.

Trading in the metals markets was also unprofitable for the Partnership. A major statement from the President of the European Central Bank sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. Aluminum prices also traded higher even despite a 5-year low in early March, managing to gain nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Currency trading resulted in losses for the quarter as well. The Bank of Japan refused to ease monetary policy which caused the yen to reach a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter.

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

Currency trading alternated throughout the month as gains in Swiss franc positions were outweighed by losses in British pound trading in the beginning of the quarter. Despite evidence of expansion in Europe, the Swiss franc slipped to a 10-year low against the dollar. This move mimicked the decline in the Euro which came after officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Trading during the middle of the quarter was profitable through gains in Euro futures and Japanese yen trading. The Euro's continued weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In the end of the quarter losses were sustained in Japanese yen and British pound positions. The yen has been strong in spite of Japan's slide back into recession during the second half of 1999.

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

July 1, 2000 to September 30, 2000

During the third quarter of 2000, the Partnership's NAV decreased as trading in currencies, interest rate, stock index and metals markets were unprofitable.

Losses in Japanese yen and euros eroded gains from British pound, Australian dollar and Thailand baht trading. The yen finished weaker against the dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro faced a difficult year of trading as the depressed currency had a late-September bounce in the wake of the European Central Bank's intervention, expressing plans to sell some of its foreign exchange reserves.

Stock index trading was unprofitable for the quarter. Slight gains in Topix positions were offset with losses in DAX German Stock Index, Nikkei 225 and FTSE Financial Times Stock Index trading.

Losses sustained from gold and aluminum positions outweighed gains from copper trading. Gold prices declined in July as a result of the Bank of England's bullion auction. Despite gains from gold trading in August, the metals sector was unprofitable as a result of zinc and nickel trading. Nickel prices declined as demand slowed for stainless steel in Europe and Asia. By quarter end, copper trading was profitable as demand from Asia, particularly China, pushed prices higher.

Despite gains from Japanese government bond positions in the beginning of the quarter, interest rate trading was unprofitable as the Partnership had losses in U.S. Treasury bond, Japanese 10-year bond and Australian 10-year bond trading.

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

          (a)      None.
          (b)      None.
          (c)      None.
          (d)      None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other information

          As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers ("MLIM"), the principal
          Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alernative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM - Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS

          There are no exhibits required to be filed as part of this report.

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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




                             JOHN W. HENRY & CO./MILLBURN L.P.






                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date:  November 14, 2000     By /S/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello,
                                Duly Authorized Signatory
                                Vice President, Chief Financial Officer
                                and Treasurer