Form 10-K405
period 2000-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2001-03-29
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       06-1287586
       -------------------------------                      --------------------
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
                                                     Yes   X          No
                                                         -----           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2001, limited partnership units with an aggregate value of $28,988,925 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                        JOHN W. HENRY & CO./MILLBURN L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                Table of Contents
                                -----------------

                                       PART I                                                                 PAGE
                                       ------
                                                                                                              ----

Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     5


                                     PART II
                                     -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     5

Item 6.       Selected Financial Data.......................................................................     6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    11

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    15

Item 8.       Financial Statements and Supplementary Data...................................................    21

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    22


                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant............................................    22

Item 11.      Executive Compensation........................................................................    24

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    24

Item 13.      Certain Relationships and Related Transactions................................................    24


                                     PART IV
                                     -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    26

                                     PART I

ITEM 1: BUSINESS

         (a)  GENERAL DEVELOPMENT OF BUSINESS:

              John W. Henry & Co./Millburn L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989. The original public offering of the Partnership's units of limited partnership interest (the "Series A Units") commenced on September 29, 1989, and the Partnership commenced trading with respect to the Series A Units on January 5, 1990. A second public offering of Series B Units of limited partnership (the "Series B Units") commenced on December 14, 1990. The Partnership began trading with respect to the Series B Units on January 28, 1991. A third public offering of Series C Units of limited partnership (the "Series C Units") commenced on September 13, 1991. The Partnership began trading with respect to the Series C Units on January 2, 1992. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation over time.

              The proceeds of each of the three series of Units were each initially allocated equally between the Partnership's two trading advisors -- John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (collectively, the "Advisors").

              Merrill Lynch Investment Partners Inc. ("MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. ("MLF") is the Partnership's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). MLF is an indirect wholly-owned subsidiary of Merrill Lynch. MLIP, an indirect subsidiary of Merrill Lynch, became a member of Merrill Lynch Investment Managers ("MLIM") - Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategies LLC. This conversion is expected to occur in 2001.

              JWH and Millburn (together, the "Advisors") have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 2000, 52% of the capital of each series of units was allocated to JWH and 48% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs") sponsored by MLIP, each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLIP.

              As of December 31, 2000, the aggregate capitalization of the Partnership was $29,423,145, the total capitalization of the Series A, Series B and Series C Units was $7,499,854, $14,058,715 and $7,864,576, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $258.05 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $209.67 and $163.40, respectively.

              The highest month-end Net Asset Value per Series A Unit through December 31, 2000 was $339.42 (June 30, 1999 adding back a $20 distribution paid in 1990) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2000 was $259.56 (June 30,
1999) and the lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2000 was $202.28 (June 30, 1999) and the lowest $75.87 (May 31, 1992).

         (b)  FINANCIAL INFORMATION ABOUT SEGMENTS:

              The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

         (c)  NARRATIVE DESCRIPTION OF BUSINESS:

              GENERAL

              The Partnership trades (currently through its investment in the Trading LLCs) in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

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

              One of the objectives of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

              The Partnership accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLIP through which the trading accounts of different
MLIP-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

              USE OF PROCEEDS AND INTEREST INCOME

              MARKET SECTORS.

              Under the direction of the two Advisors, the Partnership trades a portfolio which is concentrated in the financial, currency and metals markets. The limited focus of the Partnership's trading increases volatility and market risk.

              MARKET TYPES.

              The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

              Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

              As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time, as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets.

              CUSTODY OF ASSETS.

              All of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

              INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS.

              The Partnership's U.S. dollar assets are maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

              Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar-denominated positions.

              CHARGES

              Each of the series of Units is subject to the same charges. However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

              During 2000 and 1999, all of the Partnership's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Partnership during these two years.

              The Fund's average month-end Net Assets during 2000, 1999 and 1998 equaled $30,694,862, $51,197,421 and $56,223,504, respectively.

              The Partnership pays brokerage commissions to MLF at a flat monthly rate of .708 of 1% (a 8.50% annual rate) of the Partnership's month-end assets. Prior to October 1, 2000, the rate was .792 of 1% (a 9.50% annual rate), and the Partnership pays MLIP a monthly administrative fee of .021 of 1% (a .25% annual rate) of the Partnership's month-end assets.

                         DESCRIPTION OF CURRENT CHARGES
RECIPIENT                         NATURE OF PAYMENT             AMOUNT OF PAYMENT

MLF                        Brokerage Commissions                A flat-rate monthly commission of 0.708
                                                                of 1% of the Partnership's month-end
                                                                assets (a 8.50% annual rate). Prior to
                                                                October 1, 2000, the rate was 0.792 of
                                                                1% (a 9.50% annual rate).

                                                                MLIP estimates that the round-turn
                                                                equivalent rates charged to ML Millburn
                                                                Global L.L.C. (Millburn LLC) during the
                                                                years ended 2000, 1999 and 1998 were
                                                                approximately $324, $461 and $151, respectively.
                                                                MLIP estimates that the round-turn
                                                                equivalent rates charged to ML JWH Financial
                                                                and Metals Portfolio L.L.C. ("JWH
                                                                LLC") during the years ended 2000, 1999
                                                                and 1998 were approximately $146, $316 and
                                                                $133, respectively.

MLF                        Use of Partnership assets            Merrill Lynch may derive an economic benefit
                                                                from the deposit of certain of the
                                                                Partnership's U.S. dollar assets.

MLIP                       Administrative Fees                  The Partnership pays MLIP a monthly
                                                                Administrative Fee equal to 0.020833 of
                                                                1% of the Partnership's month-end assets
                                                                (0.25% annually). MLIP pays all of the
                                                                Partnership's routine administrative
                                                                costs.

Other                      Bid-ask spreads                      Bid-ask spreads on forward and related trades.
Counterparties

Advisors                   Profit Shares                        Profit shares of 20% of any New Trading
                                                                Profit, either as of the end of each
                                                                calendar quarter or year, achieved by
                                                                each Advisor's Fund account,
                                                                individually, were paid to JWH and
                                                                Millburn, respectively. Profit Shares are
                                                                also paid upon redemption of Units. New
                                                                Trading Profit is calculated separately
                                                                in respect of each Advisor, irrespective
                                                                of the overall performance of the Partnership.
                                                                Prior to October 1, 2000, JWH's rate was
                                                                15%.

Advisors                   Consulting Fees                      MLF pays the Advisors annual consulting fees
                                                                of 2% of the average month-end assets allocated
                                                                to them for management. JWH agreed to reduce
                                                                its consulting fee from 4% to 2% as of October 1, 2000.

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

              (i) through (xii)-- not applicable.
              (xiii) The Partnership has no employees.

       (d)    FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

              The Partnership trades on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES

              The Partnership does not use any physical properties in the conduct of its business.

              The Partnership's only place of business is the place of business of MLIP (Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Partnership from MLIP's offices.

ITEM 3:  LEGAL PROCEEDINGS

              Merrill Lynch, the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP and MLF and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership) as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Partnership.

              MLIP itself has never been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Partnership has never submitted any matter to a vote of its Limited Partners.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5(a)

       (a)    MARKET INFORMATION:

              There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

       (b)    HOLDERS:

              As of December 31, 2000, there were 264, 781 and 390 holders of the Series A, B and C Units, respectively, including MLIP.

       (c)    DIVIDENDS:

              The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. MLIP does not presently intend to make any further distributions.

Item 5(b)
                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

              The following selected financial data has been derived from the audited financial statements of the Partnership.

                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                        ENDED           ENDED          ENDED          ENDED          ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
INCOME STATEMENT DATA                    2000           1999           1998           1997           1996
-----------------------------------------------------------------------------------------------------------------
Revenues:
Trading Profits (Loss)
     Realized                        $          -   $          -   $          -  $           -   $  8,749,410
     Change in Unrealized                       -              -              -              -     (1,760,218)
                                    -----------------------------------------------------------------------------
     Total Trading Results                      -              -              -              -      6,989,192
                                    -----------------------------------------------------------------------------
Interest Income                                 -              -              -              -      1,842,887
                                    -----------------------------------------------------------------------------
     Total Revenues                             -              -              -              -      8,832,079
                                    -----------------------------------------------------------------------------
Expenses:
     Brokerage Commissions                      -              -              -              -      5,406,851
     Administrative Fees                        -              -              -              -        115,039
     Profit Shares                              -              -              -              -         97,468
                                    -----------------------------------------------------------------------------
     Total Expenses                             -              -              -              -      5,619,358
                                    -----------------------------------------------------------------------------
Income (Loss) from Investments         (2,426,515)     (6,145,111)    1,867,451      7,357,688      7,171,609
                                    -----------------------------------------------------------------------------
Net Income (Loss)                    $ (2,426,515)  $  (6,145,111) $  1,867,451   $  7,357,688   $ 10,384,330
                                    =============================================================================

                                      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
BALANCE SHEET DATA                        2000           1999           1998           1997           1996
-----------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value              $29,423,145    $42,876,172    $56,163,313    $63,024,164    $60,834,088
Net Asset Value per Series A Unit            $258.05        $260.14        $296.13        $284.11        $252.54
Net Asset Value per Series B Unit            $209.67        $211.47        $240.61        $230.87        $205.27
Net Asset Value per Series C Unit            $163.40        $164.80        $187.52        $179.92        $159.97

Variations in income statement line items are due to investing assets in the Trading LLCs.

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES A UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
   1996   $231.67  $209.48   $205.35   $213.42   $204.22  $207.21   $206.87   $201.95   $208.39    $237.92   $255.50   $252.54
-------------------------------------------------------------------------------------------------------------------------------
   1997   $273.52  $270.58   $267.94   $261.04   $251.03  $257.22   $283.93   $270.03   $274.52    $273.84   $277.30   $284.11
-------------------------------------------------------------------------------------------------------------------------------
   1998   $281.00  $268.85   $270.14   $248.62   $257.02  $249.67   $238.22   $270.01   $305.92    $298.60   $280.52   $296.13
-------------------------------------------------------------------------------------------------------------------------------
   1999   $287.86  $291.22   $288.12   $297.02   $303.11  $319.42   $310.07   $302.24   $289.40    $263.84   $261.74   $260.14
-------------------------------------------------------------------------------------------------------------------------------
   2000   $255.72  $238.38   $230.44   $230.52   $221.13  $201.51   $199.30   $197.17   $189.80    $203.48   $220.58   $258.05
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES B UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
   1996   $188.93  $171.14   $167.47   $173.94   $166.31  $168.64   $168.41   $164.21   $169.49    $193.51   $207.63   $205.27
-------------------------------------------------------------------------------------------------------------------------------
   1997   $222.32  $219.93   $217.78   $212.17   $204.08  $209.10   $230.77   $219.46   $223.11    $222.53   $225.33   $230.87
-------------------------------------------------------------------------------------------------------------------------------
   1998   $228.36  $218.48   $219.55   $202.07   $208.90  $202.93   $193.60   $219.40   $248.57    $242.64   $227.97   $240.61
-------------------------------------------------------------------------------------------------------------------------------
   1999   $233.92  $236.65   $234.15   $241.40   $246.31  $259.56   $251.96   $245.60   $235.20    $214.43   $212.74   $211.47
-------------------------------------------------------------------------------------------------------------------------------
   2000   $207.89  $193.79   $187.32   $187.37   $179.72  $163.78   $161.98   $160.25   $154.25    $165.39   $179.25   $209.67
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES C UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
   1996   $147.90  $133.80   $130.88   $135.93   $129.91  $131.79   $131.69   $128.12   $132.22    $150.96   $161.74   $159.97
-------------------------------------------------------------------------------------------------------------------------------
   1997   $173.26  $171.40   $169.73   $165.35   $159.04  $162.96   $179.85   $171.03   $173.88    $173.43   $175.61   $179.92
-------------------------------------------------------------------------------------------------------------------------------
   1998   $177.97  $170.27   $171.11   $157.48   $162.80  $158.15   $150.88   $170.99   $193.72    $189.10   $177.67   $187.52
-------------------------------------------------------------------------------------------------------------------------------
   1999   $182.30  $184.43   $182.48   $188.13   $191.96  $202.28   $196.36   $191.41   $183.30   $ 167.12   $165.80   $164.80
-------------------------------------------------------------------------------------------------------------------------------
   2000   $162.02  $151.03   $145.99   $146.03   $140.07  $127.64   $126.24   $124.89   $120.24   $ 128.90   $139.70   $163.40
-------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1996 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                DECEMBER 31, 2000

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $18,182,000
                       CURRENT CAPITALIZATION: $7,499,854
                    WORST MONTHLY DRAWDOWN(2):(9.58)% (2/96)
             WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.59)% (7/99-9/00)

          NET ASSET VALUE PER SERIES A UNIT, DECEMBER 31, 2000: $258.05

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
Month                      2000       1999        1998       1997       1996
--------------------------------------------------------------------------------
January                     (1.70)%    (2.79)%     (1.09)%     8.31%      10.17%
--------------------------------------------------------------------------------
February                    (6.78)      1.17       (4.32)     (1.07)      (9.58)
--------------------------------------------------------------------------------
March                       (3.33)     (1.06)       0.48      (0.98)      (1.97)
--------------------------------------------------------------------------------
April                        0.03       3.09       (7.97)     (2.58)       3.93
--------------------------------------------------------------------------------
May                         (4.07)      2.05        3.38      (3.83)      (4.31)
--------------------------------------------------------------------------------
June                        (8.87)      5.38       (2.86)      2.47        1.46
--------------------------------------------------------------------------------
July                        (1.10)     (2.93)      (4.58)     10.38       (0.17)
--------------------------------------------------------------------------------
August                      (1.07)     (2.53)      13.34      (4.90)      (2.38)
--------------------------------------------------------------------------------
September                   (3.74)     (4.25)      13.30       1.66        3.19
--------------------------------------------------------------------------------
October                      7.21      (8.83)      (2.39)     (0.25)      14.17
--------------------------------------------------------------------------------
November                     8.40      (0.80)      (6.05)      1.26        7.39
--------------------------------------------------------------------------------
December                    16.99      (0.61)       5.56       2.46       (1.16)
--------------------------------------------------------------------------------
Compound Annual             (0.81)%   (12.15)%      4.24%     12.49%      20.09%
Rate of Return
--------------------------------------------------------------------------------

              (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

              (2) Worst monthly Drawdown represents the largest negative monthly Rate of Return experienced since January 1, 1996 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

              (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative monthly Rate of Return without such cumulative monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

              (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                DECEMBER 31, 2000

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     INCEPTION OF TRADING: January 28, 1991
                      AGGREGATE SUBSCRIPTIONS: $50,636,000
                       CURRENT CAPITALIZATION: $14,058,715
                    WORST MONTHLY DRAWDOWN(2): (9.41)% (2/96)
             WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.57)% (7/99-9/00)
                                  -------------
          NET ASSET VALUE PER SERIES B UNIT, DECEMBER 31, 2000: $209.67

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
MONTH                       2000       1999        1998       1997       1996
--------------------------------------------------------------------------------
January                     (1.69)%    (2.78)%     (1.09) %    8.31%      10.47%
--------------------------------------------------------------------------------
February                    (6.78)      1.17       (4.33)     (1.08)      (9.41)
--------------------------------------------------------------------------------
March                       (3.34)     (1.06)       0.49      (0.98)      (2.14)
--------------------------------------------------------------------------------
April                        0.02       3.10       (7.96)     (2.58)       3.86
--------------------------------------------------------------------------------
May                         (4.08)      2.04        3.38      (3.81)      (4.38)
--------------------------------------------------------------------------------
June                        (8.87)      5.38       (2.86)      2.46        1.40
--------------------------------------------------------------------------------
July                        (1.10)     (2.93)      (4.60)     10.36       (0.14)
--------------------------------------------------------------------------------
August                      (1.07)     (2.52)      13.33      (4.90)      (2.49)
--------------------------------------------------------------------------------
September                   (3.73)     (4.24)      13.30       1.66        3.22
--------------------------------------------------------------------------------
October                      7.20      (8.83)      (2.39)     (0.26)      14.17
--------------------------------------------------------------------------------
November                     8.38      (0.79)      (6.05)      1.26        7.30
--------------------------------------------------------------------------------
December                    16.97      (0.60)       5.54       2.46       (1.14)
--------------------------------------------------------------------------------
Compound Annual
Rate of Return              (0.86)%   (12.11)%      4.20%     12.46%      20.03%
--------------------------------------------------------------------------------

              (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

              (2) Worst monthly Drawdown represents the largest negative monthly Rate of Return experienced since January 1, 1996 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

              (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative monthly Rate of Return without such cumulative monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

              (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                DECEMBER 31, 2000

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1992
                      AGGREGATE SUBSCRIPTIONS: $40,000,000
                       CURRENT CAPITALIZATION: $7,864,576
                    WORST MONTHLY DRAWDOWN(2): (9.54)% (2/96)
            WORST PEAK-TO-VALLEY DRAWDOWN(3): (40.57)% (7/99-9/00)
                                  -------------

          NET ASSET VALUE PER SERIES C UNIT, DECEMBER 31, 2000: $163.40

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
Month                       2000       1999        1998       1997       1996
--------------------------------------------------------------------------------
January                     (1.69)%    (2.78)%     (1.08)%     8.31%      10.52%
--------------------------------------------------------------------------------
February                    (6.78)      1.17       (4.33)     (1.07)      (9.54)
--------------------------------------------------------------------------------
March                       (3.34)     (1.06)       0.49      (0.97)      (2.18)
--------------------------------------------------------------------------------
April                        0.02       3.10       (7.97)     (2.58)       3.86
--------------------------------------------------------------------------------
May                         (4.08)      2.04        3.38      (3.82)      (4.43)
--------------------------------------------------------------------------------
June                        (8.87)      5.38       (2.86)      2.46        1.45
--------------------------------------------------------------------------------
July                        (1.10)     (2.93)      (4.60)     10.36       (0.08)
--------------------------------------------------------------------------------
August                      (1.07)     (2.52)      13.33      (4.90)      (2.71)
--------------------------------------------------------------------------------
September                   (3.73)     (4.24)      13.29       1.67        3.21
--------------------------------------------------------------------------------
October                      7.20      (8.83)      (2.38)     (0.26)      14.17
--------------------------------------------------------------------------------
November                     8.38      (0.79)      (6.05)      1.26        7.14
--------------------------------------------------------------------------------
December                    16.97      (0.60)       5.54       2.45       (1.09)
--------------------------------------------------------------------------------
Compound Annual
Rate of Return              (0.86)%   (12.11)%      4.20%     12.47%      19.54%
--------------------------------------------------------------------------------

              (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

              (2) Worst monthly Drawdown represents the largest negative monthly Rate of Return experienced since January 1, 1996 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

              (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative monthly Rate of Return without such cumulative monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

              (4) Monthly rate of return is the net performance of the series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the series as of the beginning of such month.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

              JWH and Millburn have been the Partnership's two Advisors since inception. Although from time to time one of the Advisors is allocated a greater percentage of the Partnership's assets than the other as a result of differential performance, MLIP periodically rebalances the Partnership's asset allocation to approximately 50%/50%.

              The Advisors are both trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by either JWH or Millburn, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, their programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. As technical traders, JWH and Millburn base their strategies on the theory that market prices reflect the collective judgment of numerous market participants and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

              If an Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

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

Performance Summary

              This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

              Both Advisors are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

              While there can be no assurance that either Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

2000

              Trading in the currency and interest rate sectors was profitable for the Partnership in 2000. However, losses sustained in stock market index and metals sectors more than offset those gains as the Partnership's overall trading strategy was unprofitable.

              Currency trading alternated throughout the year until December, when most of the gains were realized. The year began with the decline in the Euro as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. The Euro's weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investments outside of Europe. In April, long Swiss franc positions proved profitable despite interest rate hikes by the Swiss National Bank. Losses in Japanese yen occurred as the yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro hit all time lows against the U.S. dollar and the yen in early September despite European Central Bank intervention, benefiting the Partnership's short Euro positions. December was quite profitable on the resurgence of the Euro versus both the U.S. dollar and yen and the weakness of the yen versus the U.S. dollar.

              Although profitable at year end, trading in the interest rate markets was volatile. Losses were realized in the Japanese 10-year bond, U.S. 10-year U.S. Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the first quarter. U.S. yields continued to fall mid year as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Euro positions resulted in losses as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Japanese government bonds were slightly profitable in the third quarter. In November and December, gains were realized from Japanese 10-year bond and U.S. 10-year note trading as uncertainty surrounding the U.S. Presidential election resulted in investors favoring bond markets over equities.

              Stock Index markets trading was unprofitable. Early on, positions in the FTSE Financial Times Stock Index resulted in profits as the United Kingdom economy grew at a robust rate and was accompanied by low inflation. Losses were sustained in Nikkei 225 and S&P 500 positions in the second quarter, as signs of rising inflation fueled fears that the U.S. Federal Reserve would continue to raise interest rates to slow the robust economy. As the Federal Reserve raised rates throughout the year, investors shifted to the safehaven of Treasuries, away from an increasingly volatile NASDAQ.

              Trading in the metals markets was also unprofitable. Concerns about higher U.S. interest rates and sharp declines in global equity prices during January created a somewhat nervous and defensive tone in base metals trading. Trading in long Copper positions resulted in losses as a Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government forecast. Gold prices dropped in July as a result of the Bank of England's bullion auction. Nickel prices declined as demand slowed for stainless steel in Europe and Asia. Gold prices were impacted during December by adverse currency movements.

              Trading results are not included for 2000 because the Partnership traded exclusively through investing in the Trading LLC's.

1999

              The Partnership finished 1999 with gains in currencies and stock index trading and losses in metals and interest rate trading. Commodities spent 1999 in a transition phase, shifting from bear market trading to more neutral positions. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

              Currency trading produced gains throughout the year. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The yen continued to grow and reached a two-year high in the third quarter. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar, yet regained strength in November. The Canadian dollar also underwent similar fluctuations throughout the year.

              Stock index trading was profitable for 1999. The Dow Jones Industrial Average closed above the 10,000 mark for the first time in March, setting a record for the index. Equity markets rallied worldwide in April and June. In the second half of the year, the Partnership suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in the Hang Seng and Nikkei 225 positions resulting in gains during November and December. This activity depicted evidence of Japan's stronger than expected recovery coupled with a sudden decline in the unemployment rate.

              Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Partnership held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

              Interest rate trading was also volatile as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the Partnership, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

              Trading results are not included for 1999 because the Partnership traded exclusively through investing in the Trading LLC's.

1998

              Global interest rate markets provided the Partnership with its most profitable positions in the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Partnership's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Partnership's non-correlation with general equity and debt markets was strongly exhibited. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Federal Reserve lowered interest rates.

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

              Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Partnership profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Partnership incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

              Trading results are not included for 1998 because the Partnership traded exclusively through investing in the Trading LLCs.

VARIABLES AFFECTING PERFORMANCE

              The principal variables which determine the net performance of the Partnership are gross profitability and interest income.

              During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

              The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to each of JWH and Millburn separately on their individual performance, irrespective of the overall performance of the Partnership. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation between JWH and Millburn (so that the total Profit Shares paid to the Advisor which has traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as the other Advisor incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisor) -- suggesting the likelihood of generally trendless, non-consensus markets.

              Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

              Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Partnership.

LIQUIDITY; CAPITAL RESOURCES

              The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

              Substantially all of the Partnership's assets are held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

              Substantially all of the Partnership's assets are held in cash. Accordingly, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

INTRODUCTION

         PAST RESULTS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE

              The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

              Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

              The Partnership, under the direction of the two Advisors which it has retained since inception, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

              Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

       QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

         QUANTITATIVE FORWARD-LOOKING STATEMENTS

              The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

              The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

              Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

              In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

              The fair value of the Partnership's futures and forward positions does not have any optionality component. However, both JWH and Millburn trade options on futures to a limited extent. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

              100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

              The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2000. During the fiscal year 2000, the Partnership's average capitalization was approximately $30,694,862. As of December 31, 1999, the average capitalization was approximately $51,751,051.

              The Partnership does not trade commodities or energy futures.

                                             Fiscal Year 2000

                        Average Value    % of Average   Highest Value    Lowest Value
MARKET SECTOR             at Risk       Capitalization     at Risk          at Risk
-------------          --------------   --------------  --------------   --------------
Interest Rates            $ 1,613,452        5.26%       1,946,896           1,251,901
Currencies                  1,368,913        4.46%       1,799,436           1,410,850
Stock Indices                 509,390        1.66%         597,509             411,258
Metals                        441,829        1.44%         723,667             252,200
                       --------------   --------------  --------------   --------------
TOTAL                     $ 3,933,584       12.82%       5,067,508           3,326,209
                       ==============   ==============  ==============   ==============

              Average, highest and lowest Value at Risk amounts relate to quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average or the Partnership's capitalization at the end of each quarter of fiscal year 2000.


                                               FISCAL YEAR 1999

                       Average Value     % of Average     Highest Value at   Lowest Value at
MARKET SECTOR             at Risk        Capitalization         Risk              Risk
-------------         ----------------   --------------   ----------------   ---------------
Interest Rates             $2,136,156           4.13%          $3,515,796        $1,371,379
Currencies                  2,188,695           4.23%           2,213,543         1,981,912
Stock Indices                 670,728           1.30%           1,443,880           440,776
Metals                        651,854           1.25%             932,200           464,883
                      ----------------   --------------   ----------------   --------------
TOTAL                      $5,647,433          10.91%           8,105,419         4,258,950
                      ================   ==============   ================   ==============


              Average, highest and lowest Value at Risk amounts related to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Partnership's capitalization at the end of each quarter of fiscal year 1999.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

              The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

NON-TRADING RISK

         FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLF

              The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

              The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.


         QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

              The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLIP and the Partnership's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

              The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

              INTEREST RATES.

              Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

              CURRENCIES.

              The Partnership trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen and dollar/Euro positions. MLIP does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

              STOCK INDICES.

              The Partnership's primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

              METALS.

              The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

         QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

              The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

              FOREIGN CURRENCY BALANCES.

              The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has de minimis exchange rate exposure on these balances.

              U.S. DOLLAR CASH BALANCE.

              The Partnership holds U.S. dollars only in cash at MLF. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

         QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         TRADING RISK

              MLIP has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIP may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

         MILLBURN RISK MANAGEMENT

              Millburn attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size. In addition, Millburn limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

              Millburn develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. Millburn then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

              Millburn also attempts to assess market volatility as a means of monitoring and evaluating risk. In doing so, Millburn uses a volatility overlay system which measures the risk in a portfolio's position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn's volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

              Millburn's risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets. The first principle is reducing overall portfolio volatility through diversification among markets. Millburn seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time. Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 30% of an account's net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

              Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period. The worst case or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If Millburn considers the drawdown too severe, it reduces the leverage or portfolio size.

              Millburn determines asset allocation among markets and position size on the basis of the money management principles and trading data research discussed above and the market experience of Millburn's principles. From time to time Millburn may adjust the size of a position, long or short, in any given market. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

         NON-TRADING RISK

              The Partnership controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

              The Partnership has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on its cash held on deposit at MLF.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements required by this Item are included in
Exhibit 13.01.

              The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Partnership and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) & 10(b)     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

              As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Partnership.

              The directors and executive officers of MLIP and their business backgrounds are as follows.

RONALD S. ROSENBERG        Chairman and Director

FABIO P. SAVOLDELLI        President and Director

FRANK M. MACIOCE           Vice President and Director

STEVEN B. OLGIN            Vice President, Chief Administrative Officer
                           and Director

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer


              Ronald S. Rosenberg was born in 1961. Mr. Rosenberg is Chairman and a Director of the MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

              Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

              Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

              Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Administrative Officer and Director of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

              Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

              As of December 31, 2000, the principals of MLIP had no investment in the Partnership, and MLIP's general partnership interest was valued at $323,921.

              MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

         (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

              None.

         (d)  FAMILY RELATIONSHIPS:

              None.

         (e)  BUSINESS EXPERIENCE:

              See Item 10(a)(b) above.

         (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

              None.

         (g)  PROMOTERS AND CONTROL PERSONS:

              Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

              The officers of MLIP are remunerated by MLIP in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates also may receive certain economic benefits from holding the Partnership's dollar assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIP.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

              As of December 31, 2000, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLIP.

         (b)  SECURITY OWNERSHIP OF MANAGEMENT:

              As of December 31, 2000, the Advisors owned 515 Series A Units, 500 Series B Units and 1,000 Series C Units and MLIP owned 327 Series A Units, 728 Series B Units and 532 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 2% of each series of the total Units outstanding, respectively.

         (c)  CHANGES IN CONTROL:

              None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

              All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

              The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Partnership also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

              Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIP controls the management of the Partnership and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Partnership, MLIP makes substantial profits from the Partnership due to the foregoing revenues.

              No loans have been, are or will be outstanding between MLIP or any of its principals and the Partnership.

              MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)  CERTAIN BUSINESS RELATIONSHIPS:

              MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

              In 2000, the Partnership expensed through its investment in the Trading LLCs: (i) Brokerage Commissions of $2,905,596 to MLF, which included $861,354 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $78,254 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

         (c)  INDEBTEDNESS OF MANAGEMENT:

              The Partnership is prohibited from making any loans, to management or otherwise.

         (d)  TRANSACTIONS WITH PROMOTERS:

              Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    Financial Statements:                                                     Page
                  ---------------------                                                     ----
                  Independent Auditors' Report                                                 1

                  Statements of Financial Condition as of December 31, 2000 and 1999           2

                  For the years ended December 31, 2000, 1999 and 1998:
                           Statements of Operations                                            3
                           Statements of Changes in Partners' Capital                          4

                  Notes to Financial Statements                                             5-14

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

3.02(c)                    Amended and Restated Certificate of Limited Partnership of the Partnership, dated July
                           27, 1995.

EXHIBIT 3.02(c):           Is incorporated by reference from Exhibit 3.02(c) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(o)                   Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners
                           Inc., Merrill Lynch Futures Inc. and each of John W. Henry & Company, Inc. and
                           Millburn Ridgefield Corporation.

EXHIBIT 10.01(o):          Is incorporated by reference from Exhibit 10.01(o) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a)                   Form of Consulting Agreement between each trading advisor, the Partnership and Merrill
                           Lynch Futures Inc.

EXHIBIT 10.02(a):          Is incorporated herein by reference from Exhibit 10.02(a) contained in Amendment No. 1 to the Registration Statement (File No. 33-30096) dated as of September 21, 1989, on
                           Form S-1 under the Securities Act of 1933.

10.03                      Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

EXHIBIT 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's
                           Registration Statement.

10.06                      Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch
                           International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc.
                           and the Partnership.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a)                   Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment
                           Partners Inc., each Advisor, the Partnership and Merrill Lynch Futures.

EXHIBIT 10.07(a):          Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b)                   Form of Amendment to the Customer Agreement among the Partnership and MLF.

EXHIBIT 10.07(b)           Is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                      2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

13.01(a)                   2000 Annual Reports and Independent Auditors' Reports for the following Trading
                           Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                           ML Millburn Global L.L.C.
                           ML JWH Financial and Metals Portfolio L.L.C.

EXHIBIT 13.01(a):          Is filed herewith.

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


         (b)      Report on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                     JOHN W. HENRY & CO./MILLBURN L.P.

                                     BY:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           General Partner

                                     By: /s/
                                          ---
                                     Ronald S. Rosenberg
                                     Chairman and Director
                                     (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                      Title                                                        Date

/s/Ronald S. Rosenberg         Chairman and Director                                        March 30, 2001
----------------------
Ronald S. Rosenberg            (Principal Executive Officer)

/s/Fabio Savoldelli            President and Director                                       March 30, 2001
-------------------
Fabio Savoldelli

/s/ Steven B. Olgin            Vice President, Chief Administrative Officer,                March 30, 2001
------------------------
Steven B. Olgin                and Director

/s/ Michael L. Pungello        Vice President, Chief Financial Officer, and Treasurer       March 30, 2001
-----------------------
Michael L. Pungello            (Principal Financial and Accounting Officer)


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT       General Partner of Registrant                                March 30, 2001
   PARTNERS INC.

BY: /s/Ronald S. Rosenberg
----------------------------
      Ronald S. Rosenberg

                        JOHN W. HENRY & CO./MILLBURN L.P.

                                 2000 FORM 10-K

                                INDEX TO EXHIBITS


                             Exhibit
                             -------

Exhibit 13.01                2000 Annual Report and Independent Auditors' Report

Exhibit 13.01(a)             2000 Annual Report and Independent Auditors' Report
                             ML Millburn Global, LLC
                             ML JWH Financials & Metals Portfolio, LLC