Form 10-Q
period 2001-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2001-05-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

                                  609-282-6996
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
                         ------------------------------
                        STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,      December 31,
                                                                  2001           2000
                                                              (unaudited)
                                                          -----------------  -------------
ASSETS
Investments                                                   $ 31,990,711   $ 29,423,145
Receivable from investments                                        687,246        414,650
                                                          -----------------  -------------
                TOTAL                                         $ 32,677,957   $ 29,837,795
                                                          =================  =============

LIABILITY AND PARTNERS' CAPITAL
    Redemptions payable                                       $    687,246   $    414,650
                                                          -----------------  -------------
            Total liabilities                                      687,246        414,650
                                                          -----------------  -------------

PARTNERS' CAPITAL:
    General Partner:
        (327 and 327 Series A Units)                                97,236         84,379
        (728 and 728 Series B Units)                               175,870        152,621
        (532 and 532 Series C Units)                               100,161         86,921
    Limited Partners:
        (27,177 and 28,737 Series A Units)                       8,081,348      7,415,475
        (62,538 and 66,325 Series B Units)                      15,107,824     13,906,094
        (44,766 and 47,598 Series C Units)                       8,428,272      7,777,655
                                                          -----------------  -------------
            Total partners' capital                             31,990,711     29,423,145
                                                          -----------------  -------------
                TOTAL                                         $ 32,677,957   $ 29,837,795
                                                          =================  =============

NET ASSET VALUE PER UNIT
 Series A (based on 27,504 and 29,064 Units
   outstanding)                                               $     297.36   $     258.05
                                                          =================  =============
 Series B (based on 63,266 and 67,053 Units
   outstanding)                                               $     241.58   $     209.67
                                                          =================  =============
 Series C (based on 45,298 and 48,130 Units
   outstanding)                                               $     188.27   $     163.40
                                                          =================  =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           For the three        For the three
                                                            months ended         months ended
                                                             March 31,            March 31,
                                                               2001                  2000
                                                        ------------------  ---------------------
REVENUES:
    Income (loss) from investments                            $ 4,343,692           $ (4,774,478)
                                                        ------------------  ---------------------

NET INCOME (LOSS)                                             $ 4,343,692           $ (4,774,478)
                                                        ==================  =====================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
         and Limited Partner Units outstanding                    141,368                203,426
                                                        ==================  =====================
    Net income (loss) per weighted average
         General Partner and
         Limited Partner Unit                                 $     30.73           $     (23.47)
                                                        ==================  =====================

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                               UNITS                      GENERAL PARTNER                   LIMITED PARTNERS
                     Series A  Series B  Series C  Series A  Series B   Series C   Series A     Series B     Series C       Total
                    --------- --------- --------- --------- ---------- --------- ------------ ------------ ------------ ------------
PARTNERS' CAPITAL,
  December 31, 1999   39,839   101,789    66,670  $131,110  $ 282,923  $152,600  $10,232,683  $21,241,923  $10,834,933  $42,876,172

Net loss                          -         -      (14,413)   (30,682)  (16,413)  (1,150,452)  (2,349,593)  (1,212,925)  (4,774,478)

Redemptions           (3,376)   (9,015)   (5,760)  (16,686)   (48,448)  (30,206)    (779,617)  (1,717,248)    (835,689)  (3,427,894)
                    --------- --------- --------- --------- ---------- --------- ------------ ------------ ------------ ------------
PARTNERS' CAPITAL,
  March 31, 2000      36,463    92,774    60,910  $100,011  $ 203,793  $105,981  $ 8,302,614  $17,175,082  $ 8,786,319  $34,673,800
                    ========= ========= ========= ========= ========== ========= ============ ============ ============ ============
PARTNERS' CAPITAL,
  December 31, 2000   29,064    67,053    48,130  $ 84,379  $ 152,621  $ 86,921  $ 7,415,475  $13,906,094  $ 7,777,655  $29,423,145

Net income                        -         -       12,857     23,249   13,240     1,083,035    2,054,426    1,156,885    4,343,692

Redemptions           (1,560)   (3,787)   (2,832)        -          -         -     (417,162)    (852,696)    (506,268)  (1,776,126)
                    --------- --------- --------- --------- ---------- --------- ------------ ------------ ------------ ------------

PARTNERS' CAPITAL,
  March 31, 2001      27,504    63,266    45,298  $ 97,236  $ 175,870  $100,161  $ 8,081,348  $15,107,824  $ 8,428,272  $ 31,990,711
                    ========= ========= ========= ========= ========== ========= ============ ============ ============ ============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of March 31, 2001, and the results of its operations for the three month period ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 2001, the Partnership had an investment in ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") and Millburn Global L.L.C. ("Millburn LLC") of $17,096,257 and $14,894,454 respectively. For the year ending December 31, 2000, the Partnership had an investment in JWH LLC and Millburn LLC of $15,281,744 and $14,141,401 respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months          Total             Brokerage       Administrative        Income from
ended March 31, 2001         Revenue           Commissions           Fees             Investments
                        ------------------  -----------------  -----------------  ------------------
 SERIES A UNITS

 JWH LLC                   $      786,701      $      88,174      $       2,593      $      695,934
 Millburn LLC                     480,106             77,858              2,290             399,958
                        ------------------  -----------------  -----------------  ------------------
 Total                     $    1,266,807      $     166,032      $       4,883      $    1,095,892
                        ==================  =================  =================  ==================
 SERIES B UNITS

 JWH LLC                   $    1,487,802      $     166,636      $       4,901      $    1,316,265
 Millburn LLC                     914,108            148,336              4,362             761,410
                        ------------------  -----------------  -----------------  ------------------
 Total                     $    2,401,910      $     314,972      $       9,263      $    2,077,675
                        ==================  =================  =================  ==================
 SERIES C UNITS

 JWH LLC                   $      837,428      $      93,629      $       2,754      $      741,045
 Millburn LLC                     514,870             83,338              2,452             429,080
                        ------------------  -----------------  -----------------  ------------------
 Total                     $    1,352,298      $     176,967      $       5,206      $    1,170,125
                        ==================  =================  =================  ==================
 TOTAL ALL UNITS

 JWH LLC                   $    3,111,931      $     348,439      $      10,248      $    2,753,244
 Millburn LLC                   1,909,084            309,532              9,104           1,590,448
                        ------------------  -----------------  -----------------  ------------------
 Total                     $    5,021,015      $     657,971      $      19,352      $    4,343,692
                        ==================  =================  =================  ==================

For the three months          Total             Brokerage       Administrative        Loss from
ended March 31, 2000         Revenue           Commissions           Fees            Investments
                        ------------------  -----------------  -----------------  ------------------
 SERIES A UNITS

 JWH LLC                   $     (448,320)     $     103,868      $       2,734      $     (554,922)
 Millburn LLC                    (483,869)           122,841              3,233            (609,943)
                        ------------------  -----------------  -----------------  ------------------
 Total                     $     (932,189)     $     226,709      $       5,967      $   (1,164,865)
                        ==================  =================  =================  ==================
 SERIES B UNITS

 JWH LLC                   $     (914,342)     $     212,427      $       5,590      $   (1,132,359)
 Millburn LLC                    (987,939)           253,311              6,666          (1,247,916)
                        ------------------  -----------------  -----------------  ------------------
 Total                     $   (1,902,281)     $     465,738      $      12,256      $   (2,380,275)
                        ==================  =================  =================  ==================
 SERIES C UNITS

 JWH LLC                   $     (471,790)     $     109,180      $       2,874      $     (583,844)
 Millburn LLC                    (511,875)           130,193              3,426            (645,494)
                        ------------------  -----------------  -----------------  ------------------
 Total                     $     (983,665)     $     239,373      $       6,300      $   (1,229,338)
                        ==================  =================  =================  ==================
 TOTAL ALL UNITS

 JWH LLC                   $   (1,834,452)     $     425,475      $      11,198      $   (2,271,125)
 Millburn LLC                  (1,983,683)           506,345             13,325          (2,503,353)
                        ------------------  -----------------  -----------------  ------------------
 Total                     $   (3,818,135)     $     931,820      $      24,523      $   (4,774,478)
                        ==================  =================  =================  ==================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:


                                     March 31, 2001                          December 31, 2000
                        ----------------------------------------  ----------------------------------------
                                 JWH              Millburn               JWH                Millburn
                                 LLC                 LLC                 LLC                   LLC
                        ------------------- --------------------  -------------------  -------------------
Assets                     $    17,611,550      $    15,329,037         $ 15,631,088         $ 14,448,475
                        =================== ====================  ===================  ===================

Liabilities                $       515,293      $       434,583         $    349,344         $    307,074
Members' Capital                17,096,257           14,894,454           15,281,744           14,141,401
                        ------------------- --------------------  -------------------  -------------------
Total                      $    17,611,550      $    15,329,037         $ 15,631,088         $ 14,448,475
                        =================== ====================  ===================  ===================

                           For the three        For the three        For the three        For the three
                               months              months                months               months
                          ended March 31,      ended March 31,      ended March 31,      ended March 31,
                                2001                2001                  2000                 2000
                        ------------------- --------------------  -------------------  -------------------
Revenues                   $     3,111,932      $     1,909,084         $ (1,834,452)        $ (1,983,683)

Expenses                           358,687              318,637              436,673              519,670
                        ------------------- --------------------  -------------------  -------------------
Net Income (Loss)          $     2,753,245      $     1,590,447         $ (2,271,125)        $ (2,503,353)
                        =================== ====================  ===================  ===================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests all of its assets in Trading LLC's. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

     MARKET RISK

     Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Trading LLC's net unrealized profit
     (loss) on such derivative instruments as reflected in the respective Statements of Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLC's, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     The General Partner, Merrill Lynch Investment Partners Inc., ("MLIP") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through the Trading LLCs, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

     The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition of the Trading LLCs under Equity in commodity futures accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                       ----------------------------------
                               Jan.     Feb.    Mar.
                       ----------------------------------
                       2000    $255.72  $238.38 $230.44
                       ----------------------------------
                       2001    $264.13  $265.03 $297.36
                       ----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT
                       -----------------------------------
                               Jan.     Feb.     Mar.
                       -----------------------------------
                       2000    $207.89  $193.79  $187.32
                       -----------------------------------
                       2001    $214.61  $215.32  $241.58
                       -----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                       ----------------------------------
                               Jan.     Feb.    Mar.
                       ----------------------------------
                       2000    $162.02  $151.03 $145.99
                       ----------------------------------
                       2001    $167.25  $167.81 $188.27
                       ----------------------------------

Performance Summary

All of the Partnership's assets were invested in Trading LLC's. The Partnership received trading profits as an investor in Trading LLC's. The following commentary describes the trading results of Trading LLC's.

January 1, 2001 to March 31, 2001

Trading in the interest rate markets was profitable during the quarter. Euro dollar trading was successful in January as the weakening U.S. economy and the Federal Reserve's move to cut interest rate caused Euro dollar futures contracts to rise dramatically from December 2000 lows. Japanese ten-year bond and Euro-bund cross futures trading was profitable in February and March.

Despite its volatility, trading in the currency markets resulted in gains. Losses from British pound and the Euro offset early gains from Japanese yen positions. By February, the Euro corrected from a near high 96 cents back to the 90-cent level, causing losses. Profits from Japanese yen and Swiss franc positions realized in March erased losses sustained earlier in the quarter.

Stock index trading was moderately successful for the Partnership. Profits from Hang Seng and FTSE Financial Times Stock Index outweighed losses from Nikkei 225, DAX German Stock Index and Topix positions. Global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easings.

Metals trading was moderately unprofitable, almost flat, for the Partnership. Gold, copper and aluminum trading alternated between profitability and unprofitability throughout the quarter.

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

Trading in Nikkei 225 Stock Index positions resulted in losses for the Partnership. The losses suffered early in the quarter rebounded to close at its highest level since 1997 and carried on throughout mid-quarter. Positions in the Nikkei 225 and FTSE Financial Times Stock Index resulted in profits for the Partnership. The economy in the United Kingdom has been growing at a robust pace and is accompanied by low inflation.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Partnership or MLIP is a party.

Item 2.  Changes in Securities and Use of Proceeds

None.
None.
None.
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) EXHIBITS

There are no exhibits required to be filed as part of this report.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the first three months of fiscal 2001.

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


                                      JOHN W. HENRY & CO./MILLBURN L.P.



                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                    (General Partner)



Date:  May 15, 2001                   By /s/ RONALD S. ROSENBERG
                                         -----------------------
                                         Ronald S. Rosenberg
                                         Chairman and Director




Date:  May 15, 2001                   By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Vice President, Chief Financial Officer
                                         and Treasurer