Form 10-Q
period 2001-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2001-08-13
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

            Delaware                         06-1287586
----------------------------------- ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                 (formerly, Merrill Lynch Investment Partners, Inc.)
                            Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------
                        STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30,       DECEMBER 31,
                                                                 2001             2000
                                                             (UNAUDITED)
                                                            --------------   --------------
ASSETS
Investments                                                 $   27,509,210   $   29,423,145
Receivable from investments                                        371,616          414,650
                                                            --------------   --------------

                TOTAL                                       $   27,880,826   $   29,837,795
                                                            ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

    Redemptions payable                                     $      371,616   $      414,650
                                                            --------------   --------------

            Total liabilities                                      371,616          414,650
                                                            --------------   --------------

PARTNERS' CAPITAL:
    General Partner:
        (327 and 327 Series A Units)                                86,865           84,379
        (728 and 728 Series B Units)                               157,122          152,621
        (532 and 532 Series C Units)                                89,484           86,921
    Limited Partners:
        (27,007 and 28,737 Series A Units)                       7,174,198        7,415,475
        (59,321 and 66,325 Series B Units)                      12,803,051       13,906,094
        (42,796 and 47,598 Series C Units)                       7,198,490        7,777,655
                                                            --------------   --------------

            Total partners' capital                             27,509,210       29,423,145
                                                            --------------   --------------

                TOTAL                                       $   27,880,826   $   29,837,795
                                                            ==============   ==============

NET ASSET VALUE PER UNIT
  Series A (based on 27,334 and 29,064 Units outstanding)   $       265.64   $       258.05
                                                            ==============   ==============
  Series B (based on 60,049 and 67,053 Units outstanding)   $       215.83   $       209.67
                                                            ==============   ==============
  Series C (based on 43,328 and 48,130 Units outstanding)   $       168.20   $       163.40
                                                            ==============   ==============

See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN LP
                        (a Delaware limited partnership)
                        --------------------------------
                             STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE     FOR THE THREE      FOR THE SIX      FOR THE SIX
                                                     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                       JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                         2001              2000             2001              2000
                                                     (unaudited)       (unaudited)        (unaudited)      (unaudited)
                                                   ---------------   ---------------   ---------------  ---------------
REVENUES:
    Income (loss) from investments                 $   (3,381,495)   $   (4,121,469)   $      962,197   $   (8,895,947)
                                                   ---------------   ---------------   ---------------  ---------------


NET INCOME (LOSS)                                  $   (3,381,495)   $   (4,121,469)   $      962,197   $   (8,895,947)
                                                   ===============   ===============   ===============  ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
     and Limited Partner Units outstanding                134,221           183,583           137,794          193,505
                                                   ===============   ===============   ===============  ===============

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit   $       (25.19)   $       (22.45)   $         6.98   $       (45.97)
                                                   ===============   ===============   ===============  ===============

See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                       UNITS                               GENERAL PARTNER
                          SERIES A    SERIES B    SERIES C     SERIES A        SERIES B        SERIES C       SERIES A
                         ----------  ----------  ----------  ------------  ---------------  -------------  --------------
PARTNERS' CAPITAL,
  December 31, 1999         39,839     101,789      66,670    $  131,110    $     282,923    $   152,600    $ 10,232,683

Net loss                        --          --          --       (26,969)         (56,297)       (29,734)     (2,155,386)

Redemptions                 (4,925)    (16,878)    (11,429)      (16,686)         (48,448)       (30,206)     (1,129,185)
                         ----------  ----------  ----------  ------------  ---------------  -------------  --------------

PARTNERS' CAPITAL,
  June 30, 2000             34,914      84,911      55,241    $   87,455    $     178,178    $    92,660    $  6,948,112
                         ==========  ==========  ==========  ============  ===============  =============  ==============

PARTNERS' CAPITAL,
  December 31, 2000         29,064      67,053      48,130    $   84,379    $     152,621    $    86,921    $  7,415,475

Net income                      --          --          --         2,486            4,501          2,563         221,308

Redemptions                 (1,730)     (7,004)     (4,802)           --               --             --        (462,585)
                         ----------  ----------  ----------  ------------  ---------------  -------------  --------------

PARTNERS' CAPITAL,
  June 30, 2001             27,334      60,049      43,328        86,865          157,122         89,484       7,174,198
                         ==========  ==========  ==========  ============  ===============  =============  ==============


                           LIMITED PARTNERS
                               SERIES B         SERIES C           TOTAL
                           ----------------  -------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999         $   21,241,923    $10,834,933      $ 42,876,172

Net loss                        (4,390,200)    (2,237,361)       (8,895,947)

Redemptions                     (3,123,230)    (1,639,245)       (5,987,000)
                           ----------------  -------------    --------------

PARTNERS' CAPITAL,
  June 30, 2000             $   13,728,493    $ 6,958,327      $ 27,993,225
                           ================  =============    ==============

PARTNERS' CAPITAL,
  December 31, 2000         $   13,906,094    $ 7,777,655      $ 29,423,145

Net income                         464,795        266,544           962,197

Redemptions                     (1,567,838)      (845,709)       (2,876,132)
                           ----------------  -------------    --------------

PARTNERS' CAPITAL,
  June 30, 2001             $   12,803,051    $ 7,198,490      $ 27,509,210
                           ================  =============    ==============

See notes to financial statements.

                         John W. Henry & Co./Millburn LP
                        --------------------------------
                        (a Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles general accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   INVESTMENTS

     As of June 30, 2001, the Partnership had an investment in ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") and Millburn Global L.L.C. ("Millburn LLC") of $14,448,747 and $13,060,463 respectively. For the year ending December 31, 2000, the Partnership had an investment in JWH LLC and Millburn LLC of $15,281,744 and $14,141,401, respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months           TOTAL             BROKERAGE        ADMINISTRATIVE         LOSS FROM
ended June 30, 2001           REVENUE           COMMISSIONS            FEES             INVESTMENTS
                         -----------------   -----------------  -----------------    -----------------
SERIES A UNITS
JWH LLC (unaudited)       $      (447,319)    $        84,713    $         2,492      $      (534,524)
Millburn LLC (unaudited)         (259,263)             76,076              2,237             (337,576)
                         -----------------   -----------------  -----------------    -----------------
Total                     $      (706,582)    $       160,789    $         4,729      $      (872,100)
                         =================   =================  =================    =================
SERIES B UNITS
JWH LLC (unaudited)       $      (824,753)    $       155,011    $         4,559      $      (984,323)
Millburn LLC (unaudited)         (479,591)            140,337              4,128             (624,056)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (1,304,344)    $       295,348    $         8,687      $    (1,608,379)
                         =================   =================  =================    =================
SERIES C UNITS
JWH LLC (unaudited)       $      (461,564)    $        86,742    $         2,551      $      (550,857)
Millburn LLC (unaudited)         (269,316)             78,533              2,310             (350,159)
                         -----------------   -----------------  -----------------    -----------------
Total                     $      (730,880)    $       165,275    $         4,861      $      (901,016)
                         =================   =================  =================    =================
TOTAL ALL UNITS
JWH LLC (unaudited)       $    (1,733,636)    $       326,466    $         9,602      $    (2,069,704)
Millburn LLC (unaudited)       (1,008,170)            294,946              8,675           (1,311,791)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (2,741,806)    $       621,412    $        18,277      $    (3,381,495)
                         =================   =================  =================    =================

For the three months
ended June 30, 2000            TOTAL             BROKERAGE       ADMINISTRATIVE          LOSS FROM
                              REVENUE           COMMISSIONS           FEES              INVESTMENTS
                         -----------------   -----------------  -----------------    -----------------
SERIES A UNITS
JWH LLC (unaudited)       $      (225,656)    $        89,588    $         2,358      $      (317,602)
Millburn LLC (unaudited)         (600,858)             96,491              2,539             (699,888)
                         ----------------    ----------------   ----------------     -----------------
Total                     $      (826,514)    $       186,079    $         4,897      $    (1,017,490)
                         =================   =================  =================    =================
SERIES B UNITS
JWH LLC (unaudited)       $      (448,256)    $       182,504    $         4,804      $      (635,564)
Millburn LLC (unaudited)       (1,227,232)            198,210              5,216           (1,430,658)
                         ----------------    ----------------   ----------------     -----------------
Total                     $    (1,675,488)    $       380,714    $        10,020      $    (2,066,222)
                         =================   =================  =================    =================
SERIES C UNITS
JWH LLC (unaudited)       $      (222,427)    $        92,282    $         2,427      $      (317,136)
Millburn LLC (unaudited)         (617,744)            100,239              2,638             (720,621)
                         ----------------    ----------------   ----------------     -----------------
Total                     $      (840,171)    $       192,521    $         5,065      $    (1,037,757)
                         =================   =================  =================    =================
TOTAL ALL UNITS
JWH LLC (unaudited)       $      (896,339)    $       364,374    $         9,589      $    (1,270,302)
Millburn LLC (unaudited)       (2,445,834)            394,940             10,393           (2,851,167)
                         ----------------    ----------------   ----------------     -----------------
Total                     $    (3,342,173)    $       759,314    $        19,982      $    (4,121,469)
                         =================   =================  =================    =================

For the six months
ended June 30, 2001            TOTAL              BROKERAGE       ADMINISTRATIVE        INCOME FROM
                              REVENUE            COMMISSIONS          FEES              INVESTMENTS
                         -----------------   -----------------  -----------------    -----------------
SERIES A UNITS
JWH LLC (unaudited)       $       339,382     $       172,886    $         5,085      $       161,411
Millburn LLC (unaudited)          220,843             153,934              4,527               62,382
                         -----------------   -----------------  -----------------    -----------------
Total                     $       560,225     $       326,820    $         9,612      $       223,793
                         =================   =================  =================    =================
SERIES B UNITS
JWH LLC (unaudited)       $       663,049     $       321,647    $         9,460      $       331,942
Millburn LLC (unaudited)          434,517             288,673              8,490              137,354
                         -----------------   -----------------  -----------------    -----------------
Total                     $     1,097,566     $       610,320    $        17,950      $       469,296
                         =================   =================  =================    =================
SERIES C UNITS
JWH LLC (unaudited)       $       375,864     $       180,372    $         5,305      $       190,187
Millburn LLC (unaudited)          245,554             161,871              4,762               78,921
                         -----------------   -----------------  -----------------    -----------------
Total                     $       621,418     $       342,243    $        10,067      $       269,108
                         =================   =================  =================    =================
TOTAL ALL UNITS
JWH LLC (unaudited)       $     1,378,295     $       674,905    $        19,850      $       683,540
Millburn LLC (unaudited)          900,914             604,478             17,779              278,657
                         -----------------   -----------------  -----------------    -----------------
Total                     $     2,279,209     $     1,279,383    $        37,629      $       962,197
                         =================   =================  =================    =================

For the six months
ended June 30, 2000            TOTAL              BROKERAGE      ADMINISTRATIVE          LOSS FROM
                              REVENUE            COMMISSIONS          FEES              INVESTMENTS
                         -----------------   -----------------  -----------------    -----------------
SERIES A UNITS
JWH LLC (unaudited)       $      (673,976)    $       193,456    $         5,092      $      (872,524)
Millburn LLC (unaudited)       (1,084,727)            219,332              5,772           (1,309,831)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (1,758,703)    $       412,788    $        10,864      $    (2,182,355)
                         =================   =================  =================    =================
SERIES B UNITS
JWH LLC (unaudited)       $    (1,362,598)    $       394,931    $        10,394      $    (1,767,923)
Millburn LLC (unaudited)       (2,215,171)            451,521             11,882           (2,678,574)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (3,577,769)    $       846,452    $        22,276      $    (4,446,497)
                         =================   =================  =================    =================
SERIES C UNITS
JWH LLC (unaudited)       $      (694,217)    $       201,462    $         5,301      $      (900,980)
Millburn LLC (unaudited)       (1,129,619)            230,432              6,064           (1,366,115)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (1,823,836)    $       431,894    $        11,365      $    (2,267,095)
                         =================   =================  =================    =================
TOTAL ALL UNITS
JWH LLC (unaudited)       $    (2,730,791)    $       789,849    $        20,787      $    (3,541,427)
Millburn LLC (unaudited)       (4,429,517)            901,285             23,718           (5,354,520)
                         -----------------   -----------------  -----------------    -----------------
Total                     $    (7,160,308)    $     1,691,134    $        44,505      $    (8,895,947)
                         =================   =================  =================    =================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                    JUNE 30, 2001
                                     (unaudited)                   DECEMBER 31, 2000
                          --------------------------------  --------------------------------
                                JWH            MILLBURN           JWH            MILLBURN
                                LLC              LLC              LLC              LLC
                          ---------------  ---------------  ---------------  ---------------
Assets                     $  14,771,385    $  13,336,834    $  15,631,088    $  14,448,475
                          ===============  ===============  ===============  ===============
Liabilities                $     322,638    $     276,371    $     349,344    $     307,074
Members' Capital
                              14,448,747       13,060,463       15,281,744       14,141,401
                          ---------------  ---------------  ---------------  ---------------
Total                      $  14,771,385    $  13,336,834    $  15,631,088    $  14,448,475
                          ===============  ===============  ===============  ===============

                                                        JWH LLC
                           FOR THE THREE    FOR THE THREE     FOR THE SIX     FOR THE SIX
                               MONTHS           MONTHS           MONTHS          MONTHS
                           ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                2001            2000              2001            2000
                            (unaudited)      (unaudited)      (unaudited)      (unaudited)
                          ---------------  ---------------  ---------------  ---------------
Revenues                   $  (1,733,636)   $    (896,339)   $   1,378,295    $  (2,730,791)
Expenses                         336,068          373,963          694,755          810,636
                          ---------------  ---------------  ---------------  ---------------
Net Income (Loss)          $  (2,069,704)   $  (1,270,302)   $     683,540    $  (3,541,427)
                          ===============  ===============  ===============  ===============

                                                     MILLBURN LLC
                           FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                               MONTHS          MONTHS            MONTHS           MONTHS
                           ENDED JUNE 30,  ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,
                                2001             2000             2001            2000
                            (unaudited)      (unaudited)      (unaudited)      (unaudited)
                          ---------------  ---------------  ---------------  ---------------
Revenues                   $  (1,008,170)   $  (2,445,834)   $     900,914    $  (4,429,517)
Expenses
                                 303,621          405,333          622,257          925,003
                          ---------------  ---------------  ---------------  ---------------
Net Income  (Loss)         $  (1,311,791)   $  (2,851,167)   $     278,657    $  (5,354,520)
                          ===============  ===============  ===============  ===============

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests all of its assets in Trading LLCs. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

     MARKET RISK

     Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Trading LLC's net unrealized profit
     (loss) on such derivative instruments as reflected in the Statements of

     Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly, Merrill Lynch Investment Partners, Inc.) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition of the Trading LLCs under Equity in commodity futures trading accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

        JAN.     FEB.    MAR.     APR.     MAY      JUN.
2000    $255.72  $238.38 $230.44  $230.52  $221.13  $201.51
2001    $264.13  $265.03 $297.36  $274.43  $279.83  $265.64

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

        JAN.     FEB.     MAR.     APR.     MAY      JUN.
2000    $207.89  $193.79  $187.32  $187.37  $179.72  $163.78
2001    $214.61  $215.32  $241.58  $222.96  $227.36  $215.83

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

        JAN.     FEB.     MAR.     APR.     MAY      JUN.
2000    $162.02  $151.03  $145.99  $146.03  $140.07  $127.64
2001    $167.25  $167.81  $188.27  $173.76  $177.19  $168.20

     Performance Summary

     All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in Trading LLCs . The following commentary describes the trading results of Trading LLCs.

     JANUARY 1, 2001 to JUNE 30, 2001
     --------------------------------
     January 1, 2001 to March 31, 2001

     Trading in the interest rate markets was profitable during the quarter. Euro dollar trading was successful in January as the weakening U.S. economy and the Federal Reserve's move to cut interest rates caused Euro dollar futures contracts to rise dramatically from December 2000 lows. Japanese ten-year bonds and Euro-bund cross futures trading was profitable in February and March.

     Despite its volatility, trading in the currency markets resulted in gains. Losses from the British pound and the Euro offset early gains from Japanese yen positions. By February, the Euro fell from a near high 96 cents back to the 90-cent level, causing losses in long Euro positions. Profits from Japanese yen and Swiss franc positions realized in March erased losses sustained earlier in the quarter.

     Stock index trading was moderately successful for the Partnership. Profits from Hang Seng and FTSE Financial Times Stock Index outweighed losses from Nikkei 225, DAX German Stock Index and Topix positions. Global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easings.

     Metals trading was moderately unprofitable for the Partnership. Gold, copper and aluminum trading alternated between profitability and unprofitability throughout the quarter.

     April 1, 2001 to June 30, 2001

     Trading in the metals sector incurred slight losses. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Copper trading was unprofitable despite a number of bullish developments due to existing demand constraints.

     Stock index trading sustained losses throughout the quarter on FTSE Financial Times Stock Index, Nikkei 225 and NASDAQ 100 positions.

     Trading in the currency markets was not profitable. Losses occurred from Japanese yen positions. The further weakening of the yen displayed how the global economy is not immune to the economic slowdown of the U.S. currency markets remained concerned with a hard landing for the Japanese economy. The Euro continued its downward trend versus the U.S. dollar.

     Trading in the interest rate sector was highly unprofitable for the Partnership. Positions in Euro-Bund futures, U.S. Treasury bonds and U.S. 10-year notes had significant losses.

     JANUARY 1, 2000 to JUNE 30, 2000
     --------------------------------
     January 1, 2000 to March 31, 2000

     Currency trading alternated through out the month as gains in Swiss franc positions were outweighed by losses in British pound trading in the beginning of the quarter. Despite evidence of expansion in Europe, the Swiss franc slipped to a 10-year low against the dollar. This move mimicked the decline in the Euro which came after officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Trading during the middle of the quarter was profitable through gains in Euro futures and Japanese yen trading. The Euro's continued weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. At the end of the quarter, losses were sustained in Japanese yen and British pound positions. The yen has been strong in spite of Japan's slide back into recession during the second half of 1999.

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

                           PART II - OTHER INFORMATION





Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.  Changes in Securities and Use of Proceeds

None.
None.
None.
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other information

          Effective May 31, 2001, Merrill Lynch Investment Partners, Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

          All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  EXHIBITS

There are no exhibits required to be filed as part of this report.

(b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 JOHN W. HENRY & CO./MILLBURN L.P.




                                 By:  MLIM ALTERNATIVE STRATEGIES LLC
                             (formerly Merrill Lynch Investment Partners, Inc.)
                                               (General Partner)



Date:  August 13, 2001           By /s/ FABIO SAVOLDELLI
                                    --------------------
                                    Fabio Savoldelli
                                        Chairman,
                             Chief Executive Officer and Manager





Date:  August 13, 2001           By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer