Form 10-Q
period 2001-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2001-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                        ---------

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

                       c/o MLIM Alternative Strategies LLC
               (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                 ---------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,    December 31,
                                                                2001             2000
                                                            (unaudited)
                                                           --------------   --------------
ASSETS
Investments                                                $   28,849,508   $   29,423,145
Receivable from investments                                        77,593          414,650
                                                           --------------   --------------

                TOTAL                                      $   28,927,101   $   29,837,795
                                                           ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

    Redemptions payable                                    $       77,593   $      414,650
                                                           --------------   --------------

            Total liabilities                                      77,593          414,650
                                                           --------------   --------------

PARTNERS' CAPITAL:
    General Partner:
        (327 and 327 Series A Units)                               92,763           84,379
        (728 and 728 Series B Units)                              167,785          152,621
        (532 and 532 Series C Units)                               95,557           86,921
    Limited Partners:
        (26,737 and 28,737 Series A Units)                      7,584,790        7,415,475
        (57,701 and 66,325 Series B Units)                     13,298,509       13,906,094
        (42,368 and 47,598 Series C Units)                      7,610,104        7,777,655
                                                           --------------   --------------

            Total partners' capital                            28,849,508       29,423,145
                                                           --------------   --------------

                TOTAL                                      $   28,927,101   $   29,837,795
                                                           ==============   ==============

NET ASSET VALUE PER UNIT
 Series A (Based on 27,064 and 29,064 Units outstanding)   $       283.68   $       258.05
                                                           ==============   ==============
 Series B (Based on 58,429 and 67,053 Units outstanding)   $       230.47   $       209.67
                                                           ==============   ==============
 Series C (Based on 42,900 and 48,130 Units outstanding)   $       179.62   $       163.40
                                                           ==============   ==============

 See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the three     For the three      For the nine      For the nine
                                                   months ended      months ended      months ended      months ended
                                                  September 30,     September 30,      September 30,     September 30,
                                                      2001              2000               2001              2000
                                                 ---------------   ---------------    ---------------   ---------------
REVENUES:
    Income (loss) from investments               $     1,836,810   $    (1,573,481)   $     2,799,007   $   (10,469,428)
                                                 ---------------   ---------------    ---------------   ---------------
NET INCOME (LOSS)                                $     1,836,810   $    (1,573,481)   $     2,799,007   $   (10,469,428)
                                                 ===============   ===============    ===============   ===============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
   and Limited Partner Units outstanding                 129,751           171,211            135,114           186,073
                                                 ===============   ===============    ===============   ===============
    Net income (loss) per weighted average
      General Partner and Limited Partner Unit   $         14.16   $         (9.19)   $         20.72   $        (56.27)
                                                 ===============   ===============    ===============   ===============

See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                    UNITS
                                                    -----
                                SERIES A           SERIES B          SERIES C
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999                   39,839           101,789            66,670
Additions                                200                --                --
Net loss                                  --                --                --
Redemptions                           (7,828)          (31,451)          (14,624)
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2000                  32,211            70,338            52,046
                              ==============    ==============    ==============
PARTNERS' CAPITAL,
  December 31, 2000                   29,064            67,053            48,130
Net income                                --                --                --
Redemptions                           (2,000)           (8,624)           (5,230)
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2001                  27,064            58,429            42,900
                              ==============    ==============    ==============


                                              GENERAL PARTNER
                                              ---------------
                                 SERIES A          SERIES B          SERIES C
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999           $      131,110    $      282,923    $      152,600
Additions                             39,434                --                --
Net loss                             (33,528)          (66,920)          (35,110)
Redemptions                          (16,686)          (43,534)          (30,206)
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2000          $      120,330    $      172,469    $       87,284
                              ==============    ==============    ==============
PARTNERS' CAPITAL,
  December 31, 2000           $       84,379    $      152,621    $       86,921
Net income                             8,384            15,164             8,636
Redemptions                               --                --                --
                              --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2001          $       92,763    $      167,785    $       95,557
                              ==============    ==============    ==============


                                            LIMITIED PARTNERS
                                            -----------------
                                 SERIES A        SERIES B        SERIES C         TOTAL
                              --------------  --------------  --------------  --------------
PARTNERS' CAPITAL,
  December 31, 1999           $   10,232,683  $   21,241,923  $   10,834,933  $   42,876,172
Additions                                 --              --              --          39,434
Net loss                          (2,545,552)     (5,155,963)     (2,632,355)    (10,469,428)
Redemptions                       (1,693,973)     (5,406,903)     (2,032,106)     (9,223,408)
                              --------------  --------------  --------------  --------------
PARTNERS' CAPITAL,
  September 30, 2000          $    5,993,158  $   10,679,057  $    6,170,472  $   23,222,770
                              ==============  ==============  ==============  ==============
PARTNERS' CAPITAL,
  December 31, 2000           $    7,415,475  $   13,906,094  $    7,777,655  $   29,423,145
Net income                           704,997       1,309,830         751,996       2,799,007
Redemptions                         (535,682)     (1,917,415)       (919,547)     (3,372,644)
                              --------------  --------------  --------------  --------------
PARTNERS' CAPITAL,
  September 30, 2001          $    7,584,790  $   13,298,509  $    7,610,104  $   28,849,508
                              ==============  ==============  ==============  ==============

See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENTS

  As of September 30, 2001, the Partnership had an investments in ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") and Millburn Global L.L.C. ("Millburn LLC") of $15,301,126 and $13,548,382 respectively. For the year ending December 31, 2000, the Partnership had an investment in JWH LLC and Millburn LLC of $15,281,744 and $14,141,401, respectively.

  Total revenues and fees with respect to the Partnership's investments are set forth as follows:

For the three months             TOTAL            BROKERAGE         ADMINISTRATIVE        INCOME FROM
ended September 30, 2001        REVENUE          COMMISSIONS             FEES             INVESTMENTS
                           -----------------   -----------------   -----------------   -----------------
SERIES A UNITS
JWH LLC (unaudited)        $         382,956   $          83,102   $           2,444   $         297,410
Millburn LLC (unaudited)             268,955              74,583               2,194             192,178
                           -----------------   -----------------   -----------------   -----------------
Total                      $         651,911   $         157,685   $           4,638   $         489,588
                           =================   =================   =================   =================

SERIES B UNITS
JWH LLC (unaudited)        $         668,279   $         146,332   $           4,304   $         517,643
Millburn LLC (unaudited)             474,381             132,431               3,895             338,055
                           -----------------   -----------------   -----------------   -----------------
Total                      $       1,142,660   $         278,763   $           8,199   $         855,698
                           =================   =================   =================   =================

SERIES C UNITS
JWH LLC (unaudited)        $         382,933   $          83,060   $           2,443   $         297,430
Millburn LLC (unaudited)             271,466              75,162               2,210             194,094
                           -----------------   -----------------   -----------------   -----------------
Total                      $         654,399   $         158,222   $           4,653   $         491,524
                           =================   =================   =================   =================

TOTAL ALL UNITS
---------------
JWH LLC (unaudited)        $       1,434,168   $         312,494   $           9,191   $       1,112,483
Millburn LLC (unaudited)           1,014,802             282,176               8,299             724,327
                           -----------------   -----------------   -----------------   -----------------
Total                      $       2,448,970   $         594,670   $          17,490   $       1,836,810
                           =================   =================   =================   =================

For the three months              TOTAL             BROKERAGE        ADMINISTRATIVE         LOSS FROM
ended September 30, 2000         REVENUE           COMMISSIONS            FEES             INVESTMENTS
                           -----------------    -----------------   -----------------   -----------------
SERIES A UNITS
JWH LLC (unaudited)        $        (215,884)   $          76,512   $           2,014   $        (294,410)
Millburn LLC (unaudited)             (16,334)              83,779               2,202            (102,315)
                           -----------------    -----------------   -----------------   -----------------
Total                      $        (232,218)   $         160,291   $           4,216   $        (396,725)
                           =================    =================   =================   =================

SERIES B UNITS
JWH LLC (unaudited)        $        (422,243)   $         149,391   $           3,930   $        (575,564)
Millburn LLC (unaudited)             (31,545)             164,936               4,341            (200,822)
                           -----------------    -----------------   -----------------   -----------------
Total                      $        (453,788)   $         314,327   $           8,271   $        (776,386)
                           =================    =================   =================   =================

SERIES C UNITS
JWH LLC (unaudited)        $        (218,557)   $          76,584   $           2,015   $        (297,156)
Millburn LLC (unaudited)             (16,419)              84,569               2,226            (103,214)
                           -----------------    -----------------   -----------------   -----------------
Total                      $        (234,976)   $         161,153   $           4,241   $        (400,370)
                           =================    =================   =================   =================

TOTAL ALL UNITS
---------------
JWH LLC (unaudited)        $        (856,684)   $         302,487   $           7,959   $      (1,167,130)
Millburn LLC (unaudited)             (64,298)             333,284               8,769            (406,351)
                           -----------------    -----------------   -----------------   -----------------
Total                      $        (920,982)   $         635,771   $          16,728   $      (1,573,481)
                           =================    =================   =================   =================

For the nine months              TOTAL             BROKERAGE        ADMINISTRATIVE        INCOME FROM
ended September 30, 2001        REVENUE           COMMISSIONS            FEES             INVESTMENTS
                           -----------------   -----------------   -----------------   -----------------
SERIES A UNITS
JWH LLC (unaudited)        $         722,338   $         255,988   $           7,529   $         458,821
Millburn LLC (unaudited)             489,798             228,517               6,721             254,560
                           -----------------   -----------------   -----------------   -----------------
Total                      $       1,212,136   $         484,505   $          14,250   $         713,381
                           =================   =================   =================   =================

SERIES B UNITS
JWH LLC (unaudited)        $       1,331,328   $         467,979   $          13,764   $         849,585
Millburn LLC (unaudited)             908,898             421,104              12,385             475,409
                           -----------------   -----------------   -----------------   -----------------
Total                      $       2,240,226   $         889,083   $          26,149   $       1,324,994
                           =================   =================   =================   =================

SERIES C UNITS
JWH LLC (unaudited)        $         758,797   $         263,432   $           7,748   $         487,617
Millburn LLC (unaudited)             517,020             237,033               6,972             273,015
                           -----------------   -----------------   -----------------   -----------------
Total                      $       1,275,817   $         500,465   $          14,720   $         760,632
                           =================   =================   =================   =================

TOTAL ALL UNITS
---------------
JWH LLC (unaudited)        $       2,812,463   $         987,399   $          29,041   $       1,796,023
Millburn LLC (unaudited)           1,915,716             886,654              26,078           1,002,984
                           -----------------   -----------------   -----------------   -----------------
Total                      $       4,728,179   $       1,874,053   $          55,119   $       2,799,007
                           =================   =================   =================   =================

For the nine months              TOTAL              BROKERAGE        ADMINISTRATIVE         LOSS FROM
ended September 30, 2000        REVENUE            COMMISSIONS            FEES             INVESTMENTS
                           -----------------    -----------------   -----------------   -----------------
SERIES A UNITS
JWH LLC (unaudited)        $        (889,860)   $         269,968   $           7,106   $      (1,166,934)
Millburn LLC (unaudited)          (1,101,061)             303,111               7,974          (1,412,146)
                           -----------------    -----------------   -----------------   -----------------
Total                      $      (1,990,921)   $         573,079   $          15,080   $      (2,579,080)
                           =================    =================   =================   =================

SERIES B UNITS
JWH LLC (unaudited)        $      (1,784,841)   $         544,322   $          14,324   $      (2,343,487)
Millburn LLC (unaudited)          (2,246,716)             616,457              16,223          (2,879,396)
                           -----------------    -----------------   -----------------   -----------------
Total                      $      (4,031,557)   $       1,160,779   $          30,547   $      (5,222,883)
                           =================    =================   =================   =================

SERIES C UNITS
JWH LLC (unaudited)        $        (912,774)   $         278,046   $           7,316   $      (1,198,136)
Millburn LLC (unaudited)          (1,146,038)             315,001               8,290          (1,469,329)
                           -----------------    -----------------   -----------------   -----------------
Total                      $      (2,058,812)   $         593,047   $          15,606   $      (2,667,465)
                           =================    =================   =================   =================

TOTAL ALL UNITS
---------------
JWH LLC (unaudited)        $      (3,587,475)   $       1,092,336   $          28,746   $      (4,708,557)
Millburn LLC (unaudited)          (4,493,815)           1,234,569              32,487          (5,760,871)
                           -----------------    -----------------   -----------------   -----------------
Total                      $      (8,081,290)   $       2,326,905   $          61,233   $     (10,469,428)
                           =================    =================   =================   =================

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                        SEPTEMBER 30, 2001
                           (UNAUDITED)              DECEMBER 31, 2000
                   ---------------------------   ---------------------------
                        JWH         MILLBURN         JWH          MILLBURN
                        LLC            LLC           LLC            LLC
                   ------------   ------------   ------------   ------------
Assets             $ 15,475,015   $ 13,687,165   $ 15,631,088   $ 14,448,475
                   ============   ============   ============   ============

Liabilities        $    173,889   $    138,783   $    349,344   $    307,074

Members' Capital     15,301,126     13,548,382     15,281,744     14,141,401
                   ------------   ------------   ------------   ------------

Total              $ 15,475,015   $ 13,687,165   $ 15,631,088   $ 14,448,475
                   ============   ============   ============   ============

                                                                       JWH LLC


                      FOR THE THREE MONTHS        FOR THE THREE MONTHS          FOR THE NINE MONTHS          FOR THE NINE MONTHS
                    ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000     ENDED SEPTEMBER 30, 2001     ENDED SEPTEMBER 30, 2000
                           (UNAUDITED)                 (UNAUDITED)                   (UNAUDITED)                (UNAUDITED)
                    -------------------------   -------------------------    -------------------------   -------------------------
Revenues            $               1,434,168   $                (856,684)   $               2,812,463   $              (3,587,475)
Expenses                              321,685                     310,446                    1,016,440                   1,121,082
                    -------------------------   -------------------------    -------------------------   -------------------------
Net Income (Loss)   $               1,112,483   $              (1,167,130)   $               1,796,023   $              (4,708,557)
                    =========================   =========================    =========================   =========================

                                                                     MILLBURN LLC

                       FOR THE THREE MONTHS        FOR THE THREE MONTHS         FOR THE NINE MONTHS          FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000     ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000
                            (UNAUDITED)                 (UNAUDITED)                 (UNAUDITED)                  (UNAUDITED)
                     -------------------------   -------------------------    -------------------------   -------------------------
Revenues             $               1,014,802   $                 (64,298)   $               1,915,716   $              (4,493,815)
Expenses                               290,475                     342,053                      912,732                   1,267,056
                     -------------------------   -------------------------    -------------------------   -------------------------
Net Income  (Loss)   $                 724,327   $                (406,351)   $               1,002,984   $              (5,760,871)
                     =========================   =========================    =========================   =========================

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

    The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

    CREDIT RISK

    The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading and counterparties may also require margin in the over-the-counter markets.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

        JAN.     FEB.    MAR.     APR.     MAY      JUN      JUL.    AUG.     SEP.
2000    $255.72  $238.38 $230.44  $230.52  $221.13  $201.51  $199.30 $197.17  $189.80
2001    $264.13  $265.03 $297.36  $274.43  $279.83  $265.64  $253.76 $273.60  $283.68

MONTH-END NET ASSET VALUE PER SERIES B UNIT

        JAN.     FEB.     MAR.     APR.     MAY     JUN.     JUL.     AUG.     SEP.
2000    $207.89  $193.79  $187.32  $187.37  $179.72 $163.78  $161.98  $160.25  $154.28
2001    $214.61  $215.32  $241.58  $222.96  $227.36 $215.83  $206.18  $222.29  $230.47

MONTH-END NET ASSET VALUE PER SERIES C UNIT

        JAN.     FEB.    MAR.     APR.     MAY      JUN.     JUL.    AUG.     SEP.
2000    $162.02  $151.03 $145.99  $146.03  $140.07  $127.64  $126.24 $124.89  $120.24
2001    $167.25  $167.81 $188.27  $173.76  $177.19  $168.20  $160.69 $173.24  $179.62

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in Trading LLCs . The following commentary describes the trading results of Trading LLCs.

January 1, 2001 to September 30, 2001
-------------------------------------

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

Stock index trading was moderately successful for the Partnership. Profits from Hang Seng Index and FTSE Financial Times Stock Index outweighed losses from Nikkei 225, DAX German Stock Index and Topix positions. Global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easings.

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

Trading in the currency markets was not profitable. Losses occurred from Japanese yen positions. The further weakening of the Japanese yen displayed how the global economy is not immune to the economic slowdown of the U.S. Currency markets remained concerned with a hard landing for the Japanese economy. The Euro continued its downward trend versus the U.S. dollar.

Trading in the interest rate sector was highly unprofitable for the Partnership. Positions in Euro-Bund futures, U.S. Treasury bonds and U.S. 10-year notes had significant losses.

July 1 2001 to September 30, 2001

Stock index trading was profitable as various short positions fueled gains for the quarter. Short positions in the Japanese Nikkei and German DAX were profitable as indexes fell on poor corporate earnings and investor's anxiety that the terrorist attacks would cause the global economic slump to worsen.

Trading in the interest rate sector was profitable. Eurodollar trading offset losses on Euro-Bund futures. Late gains from Japanese 10-year bonds negated earlier losses.

Trading in the metals markets was successful. Positions in aluminum and copper posted gains in July as prices fell due to an apparent weakening in the retail sector, which had been the strongest in the economy. Long gold positions were profitable in September as investors flocked to gold in the aftermath of the terrorist attacks. Investors feared the potential for enduring instability in currency and equity investments and their expected reduced returns.

Currency trading was the only unprofitable strategy during the quarter. Losses were sustained in Swiss franc and Euro positions in July as the Euro appreciated relative to the U.S. dollar due to growing concerns over the lackluster U.S. economy. Short Japanese yen positions were also unprofitable.


January 1, 2000 to September 30, 2000
-------------------------------------

January 1, 2000 to March 31, 2000

Currency trading alternated throughout the month as gains in Swiss franc positions were outweighed by losses in British pound trading in the beginning of the quarter. Despite evidence of expansion in Europe, the Swiss franc slipped to a 10-year low against the U.S. dollar. This move mimicked the decline in the Euro, which came after officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Trading during the middle of the quarter was profitable through gains in Euro futures and Japanese yen trading. The Euro's continued weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. At the end of the quarter, losses were sustained in Japanese yen and British pound positions. The Japanese yen has been strong in spite of Japan's slide back into recession during the second half of 1999.

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

Currency trading proved unprofitable for the Partnership. Early in the quarter, gains from long Swiss franc positions could not outweigh losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB"), the SNB said it will not keep the Swiss franc from rising. Currency trading resulted in losses for the sector during May despite gains in short positions in the British pound, as losses were sustained in Euro futures trading. The Euro rallied to U.S. $0.97 early in June, but faced profit-taking after news of some capital outflow from Euroland.

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

Losses in Japanese yen and Euros eroded gains from British pound, Australian dollar and Thailand baht trading. The Japanese yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro faced a difficult year of trading as the depressed currency had a late-September bounce in the wake of the European Central Bank's intervention, expressing plans to sell some of its foreign exchange reserves.

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

        (a) None.
        (b) None.
        (c) None.
        (d) None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other information

        Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment
        Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

        (b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

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



                                       JOHN W. HENRY & CO./MILLBURN L.P.






                                       By: MLIM ALTERNATIVE STRATEGIES LLC
                                          (formerly Merrill Lynch Investment
                                          Partners, Inc.)
                                             (General Partner)






Date:  November 15, 2001               By /s/ FABIO P. SAVOLDELLI
                                          -----------------------
                                          Fabio P. Savoldelli
                                          Chairman, Chief Executive Officer and
                                          Manager




Date:  November 15, 2001               By /s/ MICHAEL L. PUNGELLO
                                          -----------------------
                                          Michael L. Pungello
                                          Vice President, Chief Financial
                                          Officer and Treasurer