Form 10-K405
period 2001-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2002-03-28
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      06-1287586
------------------------------------             ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                    ----------------------------------------
                    (Address of principal executive offices)

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
                                                Yes   X          No
                                                    -----           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2002, limited partnership units with an aggregate value of $25,683,482 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                           JOHN W. HENRY & CO./MILLBURN L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K

                                TABLE OF CONTENTS


                                                       PART I                                                  PAGE
                                                       ------                                                  ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     6

                                                       PART II
                                                       -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     6

Item 6.       Selected Financial Data.......................................................................     6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    16

Item 8.       Financial Statements and Supplementary Data...................................................    23

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    23

                                                      PART III
                                                      --------

Item 10.      Directors and Executive Officers of the Registrant............................................    23

Item 11.      Executive Compensation........................................................................    25

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    25

Item 13.      Certain Relationships and Related Transactions................................................    25

                                                       PART IV
                                                       -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    26

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

                  MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), an indirect wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch
Futures, Inc. ("MLF") by merger, is the Partnership's commodity broker.

                  Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Partnership's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Partnership. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Partnership's transactions were executed.

                  The Advisors have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 2001, 50% of the capital of each series of units was allocated to JWH and 50% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs") sponsored by MLIM AS LLC, each one traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLIM AS LLC.

                  As of December 31, 2001, the aggregate capitalization of the Partnership was $26,155,682, the total capitalization of the Series A, Series B and Series C Units was $6,932,554, $12,129,855 and $7,093,273, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $267.82 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $217.61 and $169.60, respectively.

                  The highest month-end Net Asset Value per Series A Unit through December 31, 2001 was $339.42 (June 30, 1999, adding back a $20 distribution paid in 1990) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2001 was $259.56 (June 30, 1999) and the lowest $91.20

(May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2001 was $202.28 (June 30, 1999) and the lowest $75.87 (May 31,
1992).

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

                  The Partnership accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLIM AS LLC through which the trading accounts of different MLIM AS LLC-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

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

                  As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and non regulated -- differ substantially from time to time, as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets.

                  CUSTODY OF ASSETS.

                  All of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

                  INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS.

                  The Partnership's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

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

                  During 2001 and 2000, all of the Partnership's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Partnership during these two years.

                 The Partnership's average month-end Net Assets during 2001, 2000 and 1999 equaled $28,586,131, $30,694,862 and $51,197,421, respectively.

                  The Partnership pays brokerage commissions to MLPF&S at a flat monthly rate of .708 of 1% (an 8.50% annual rate) of the Partnership's month-end assets. Prior to October 1, 2000, the rate was .792 of 1% (a 9.50% annual rate), and the Partnership pays MLIM AS LLC a monthly administrative fee of .021 of 1% (a 0.25% annual rate) of the Partnership's month-end assets.

                           DESCRIPTION OF CURRENT CHARGES
RECIPIENT                      NATURE OF PAYMENT         AMOUNT OF PAYMENT
MLPF&S                  Brokerage Commissions            A flat-rate monthly commission of 0.708 of 1% of the
                                                         Partnership's month-end assets (an 8.50% annual rate). Prior to October 1, 2000, the rate was 0.792 of 1% (a 9.50% annual rate).

                                                         MLIM AS LLC estimates that the round-turn equivalent rates charged to ML Millburn Global L.L.C. ("Millburn LLC") during the years ended 2001, 2000 and 1999 were approximately $242,
                                                         324 and $461, respectively. MLIM AS LLC estimates that the round-turn equivalent rates charged to ML JWH Financial and
                                                         Metals Portfolio L.L.C. ("JWH LLC") during the years ended
                                                         2001, 2000 and 1999 were approximately $155, $146 and $316, respectively.

MLPF&S                  Use of Partnership assets        Merrill Lynch may derive an economic benefit from the
                                                         deposit of certain of the Partnership's U.S. dollar assets.

MLIM AS LLC             Administrative Fees              The Partnership pays MLIM AS LLC a monthly Administrative
                                                         Fee equal to 0.0020833 of 1% (0.25% annually) of the
                                                         Partnership's month-end assets. MLIM AS LLC pays all of the
                                                         Partnership's routine administrative costs.

Other                   Bid-ask spreads                  Bid-ask spreads on forward and related trades.
Counterparties

Advisors                Profit Shares                    Profit shares of 20% of any New Trading Profit, either as of the end of each calendar quarter or year, achieved by each
                                                         Advisor's Partnership account, individually, were paid to JWH and Millburn, respectively. Profit Shares are also paid upon redemption of Units. New Trading Profit is calculated
                                                         separately in respect of each Advisor, irrespective of the overall performance of the Partnership.

Advisors                Consulting Fees                  MLPF&S pays the Advisors annual consulting fees of 2% of the average month-end assets allocated to them for management.

MLPF&S;                 Extraordinary expenses           Actual costs incurred; none paid to date.
  Others

                  REGULATION

                  MLIM AS LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

                  The Partnership's only place of business is the place of business of MLIM AS LLC (Princeton Corporate Campus, 800 Scudders Mill Road -
Section 2G, Plainsboro, New Jersey 08536). MLIM AS LLC performs all administrative services for the Partnership from MLIM AS LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Merrill Lynch, a partner of MLIM, which is the sole member of MLIM AS LLC, and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM AS LLC or the Partnership.

                  MLIM AS LLC itself has never been the subject of any material litigation.

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

         (b)      HOLDERS:

                  As of December 31, 2001, there were 241, 685 and 361 holders of the Series A, B and C Units, respectively, including MLIM AS LLC.

         (c)      DIVIDENDS:

                  The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. MLIM AS LLC does not presently intend to make any further distributions.

Item 5(b)
                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the audited financial statements of the Partnership.

                                        FOR THE YEAR     FOR THE YEAR     FOR THE YEAR    FOR THE YEAR     FOR THE YEAR
                                           ENDED            ENDED            ENDED            ENDED           ENDED
                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                       2001             2000             1999            1998             1997
--------------------------------------------------------------------------------------------------------------------------
                                                      |                 |                |              |                 |
Revenues:                                             |                 |                |              |                 |
                                                      |                 |                |              |                 |
Income (Loss) from Investments               1,265,275|      (2,426,515)|     (6,145,111)|     1,867,451|       7,357,688 |
                                      ----------------|-----------------|----------------|--------------|-----------------|
Net Income (Loss)                          $ 1,265,275|    $ (2,426,515)|   $ (6,145,111)|   $ 1,867,451|     $ 7,357,688 |
                                      ====================================================================================

                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA                          2001             2000             1999            1998             1997
--------------------------------------------------------------------------------------------------------------------------
                                                      |                |                |               |                 |
Partnership Net Asset Value                $26,155,682|     $29,423,145|     $42,876,172|    $56,163,313|     $63,024,164 |
Net Asset Value per Series A Unit              $267.82|         $258.05|         $260.14|        $296.13|         $284.11 |
Net Asset Value per Series B Unit              $217.61|         $209.67|         $211.47|        $240.61|         $230.87 |
Net Asset Value per Series C Unit              $169.60|         $163.40|         $164.80|        $187.52|         $179.92 |

Variations in income statement line items are due to investing assets in the Trading LLCs.

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES A UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
                 |        |         |         |         |        |         |         |         |          |         |          |
   1997   $273.52| $270.58|  $267.94|  $261.04|  $251.03| $257.22|  $283.93|  $270.03|  $274.52|   $273.84|  $277.30|  $284.11 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1998   $281.00| $268.85|  $270.14|  $248.62|  $257.02| $249.67|  $238.22|  $270.01|  $305.92|   $298.60|  $280.52|  $296.13 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1999   $287.86| $291.22|  $288.12|  $297.02|  $303.11| $319.42|  $310.07|  $302.24|  $289.40|   $263.84|  $261.74|  $260.14 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2000   $255.72| $238.38|  $230.44|  $230.52|  $221.13| $201.51|  $199.30|  $197.17|  $189.80|   $203.48|  $220.58|  $258.05 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2001   $264.13| $265.03|  $297.36|  $274.43|  $279.83| $265.64|  $253.76|  $273.60|  $283.68|   $296.39|  $254.29|  $267.82 |
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES B UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
                 |        |         |         |         |        |         |         |         |          |         |          |
   1997   $222.32| $219.93|  $217.78|  $212.17|  $204.08| $209.10|  $230.77|  $219.46|  $223.11|   $222.53|  $225.33|  $230.87 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1998   $228.36| $218.48|  $219.55|  $202.07|  $208.90| $202.93|  $193.60|  $219.40|  $248.57|   $242.64|  $227.97|  $240.61 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1999   $233.92| $236.65|  $234.15|  $241.40|  $246.31| $259.56|  $251.96|  $245.60|  $235.20|   $214.43|  $212.74|  $211.47 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2000   $207.89| $193.79|  $187.32|  $187.37|  $179.72| $163.78|  $161.98|  $160.25|  $154.25|   $165.39|  $179.25|  $209.67 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2001   $214.61| $215.32|  $241.58|  $222.96|  $227.36| $215.83|  $206.18|  $222.29|  $230.47|   $240.80|  $206.64|  $217.61 |
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES C UNIT
-------------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.       May      June     July      Aug.      Sept.      Oct.      Nov.      Dec.
-------------------------------------------------------------------------------------------------------------------------------
                 |        |         |         |         |        |         |         |         |          |         |          |
   1997   $173.26| $171.40|  $169.73|  $165.35|  $159.04| $162.96|  $179.85|  $171.03|  $173.88|   $173.43|  $175.61|  $179.92 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1998   $177.97| $170.27|  $171.11|  $157.48|  $162.80| $158.15|  $150.88|  $170.99|  $193.72|   $189.10|  $177.67|  $187.52 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   1999   $182.30| $184.43|  $182.48|  $188.13|  $191.96| $202.28|  $196.36|  $191.41|  $183.30|  $ 167.12|  $165.80|  $164.80 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2000   $162.02| $151.03|  $145.99|  $146.03|  $140.07| $127.64|  $126.24|  $124.89|  $120.24|  $ 128.90|  $139.70|  $163.40 |
-----------------|--------|---------|---------|---------|--------|---------|---------|---------|----------|---------|----------|
   2001   $167.25| $167.81|  $188.27|  $173.76|  $177.19| $168.20|  $160.69|  $173.24|  $179.62|  $ 187.67|  $161.04|  $169.60 |
-------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1997 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                DECEMBER 31, 2001

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $18,182,000
                       CURRENT CAPITALIZATION: $6,932,554
                    WORST MONTHLY DRAWDOWN(2):(14.20)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.59)% (7/99-9/00)

          NET ASSET VALUE PER SERIES A UNIT, DECEMBER 31, 2001: $267.82

-----------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
-----------------------------------------------------------------------------------
MONTH                         2001        2000       1999        1998       1997
-----------------------------------------------------------------------------------
                                                |           |          |           |
January                       2.36%      (1.70)%|    (2.79)%|   (1.09)%|     8.31% |
------------------------------------------------|-----------|----------|-----------|
February                      0.34       (6.78) |     1.17  |   (4.32) |    (1.07) |
------------------------------------------------|-----------|----------|-----------|
March                        12.20       (3.33) |    (1.06) |    0.48  |    (0.98) |
------------------------------------------------|-----------|----------|-----------|
April                        (7.71)       0.03  |     3.09  |   (7.97) |    (2.58) |
------------------------------------------------|-----------|----------|-----------|
May                           1.97       (4.07) |     2.05  |    3.38  |    (3.83) |
------------------------------------------------|-----------|----------|-----------|
June                         (5.07)      (8.87) |     5.38  |   (2.86) |     2.47  |
------------------------------------------------|-----------|----------|-----------|
July                         (4.47)      (1.10) |    (2.93) |   (4.58) |    10.38  |
------------------------------------------------|-----------|----------|-----------|
August                        7.82       (1.07) |    (2.53) |   13.34  |    (4.90) |
------------------------------------------------|-----------|----------|-----------|
September                     3.69       (3.74) |    (4.25) |   13.30  |     1.66  |
------------------------------------------------|-----------|----------|-----------|
October                       4.48        7.21  |    (8.83) |   (2.39) |    (0.25) |
------------------------------------------------|-----------|----------|-----------|
November                    (14.20)       8.40  |    (0.80) |   (6.05) |     1.26  |
------------------------------------------------|-----------|----------|-----------|
December                      5.32       16.99  |    (0.61) |    5.56  |     2.46  |
------------------------------------------------|-----------|----------|-----------|
Compound Annual               3.79%      (0.81)%|   (12.15)%|    4.24% |    12.49% |
Rate of Return
-----------------------------------------------------------------------------------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                DECEMBER 31, 2001

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     INCEPTION OF TRADING: January 28, 1991
                      AGGREGATE SUBSCRIPTIONS: $50,636,000
                       CURRENT CAPITALIZATION: $12,129,855
                    WORST MONTHLY DRAWDOWN(2): (14.19)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.57)% (7/99-9/00)

                                  -------------

          NET ASSET VALUE PER SERIES B UNIT, DECEMBER 31, 2001: $217.61

-----------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
-----------------------------------------------------------------------------------
MONTH                         2001        2000       1999        1998       1997
-----------------------------------------------------------------------------------
                                                |           |          |           |
January                        2.36%     (1.69)%|    (2.78)%|   (1.09)%|     8.31% |
------------------------------------------------|-----------|----------|-----------|
February                       0.33      (6.78) |     1.17  |   (4.33) |    (1.08) |
------------------------------------------------|-----------|----------|-----------|
March                         12.20      (3.34) |    (1.06) |    0.49  |    (0.98) |
------------------------------------------------|-----------|----------|-----------|
April                         (7.71)      0.02  |     3.10  |   (7.96) |    (2.58) |
------------------------------------------------|-----------|----------|-----------|
May                            1.97      (4.08) |     2.04  |    3.38  |    (3.81) |
------------------------------------------------|-----------|----------|-----------|
June                          (5.07)     (8.87) |     5.38  |   (2.86) |     2.46  |
------------------------------------------------|-----------|----------|-----------|
July                          (4.47)     (1.10) |    (2.93) |   (4.60) |    10.36  |
------------------------------------------------|-----------|----------|-----------|
August                         7.81      (1.07) |    (2.52) |   13.33  |    (4.90) |
------------------------------------------------|-----------|----------|-----------|
September                      3.68      (3.73) |    (4.24) |   13.30  |     1.66  |
------------------------------------------------|-----------|----------|-----------|
October                        4.48       7.20  |    (8.83) |   (2.39) |    (0.26) |
------------------------------------------------|-----------|----------|-----------|
November                     (14.19)      8.38  |    (0.79) |   (6.05) |     1.26  |
------------------------------------------------|-----------|----------|-----------|
December                       5.31      16.97  |    (0.60) |    5.54  |     2.46  |
------------------------------------------------|-----------|----------|-----------|
Compound Annual                3.78%     (0.86)%|   (12.11)%|    4.20% |    12.46% |
Rate of Return
-----------------------------------------------------------------------------------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                DECEMBER 31, 2001

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1992
                      AGGREGATE SUBSCRIPTIONS: $40,000,000
                       CURRENT CAPITALIZATION: $7,093,273
                    WORST MONTHLY DRAWDOWN(2): (14.19)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (40.57)% (7/99-9/00)

                                  -------------

          NET ASSET VALUE PER SERIES C UNIT, DECEMBER 31, 2001: $169.60

-----------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
-----------------------------------------------------------------------------------
MONTH                          2001        2000       1999        1998       1997
-----------------------------------------------------------------------------------
                                                |           |          |           |
January                        2.36%     (1.69)%|    (2.78)%|   (1.08)%|     8.31% |
------------------------------------------------|-----------|----------|-----------|
February                       0.33      (6.78) |     1.17  |   (4.33) |    (1.07) |
------------------------------------------------|-----------|----------|-----------|
March                         12.20      (3.34) |    (1.06) |    0.49  |    (0.97) |
------------------------------------------------|-----------|----------|-----------|
April                         (7.71)      0.02  |     3.10  |   (7.97) |    (2.58) |
------------------------------------------------|-----------|----------|-----------|
May                            1.97      (4.08) |     2.04  |    3.38  |    (3.82) |
------------------------------------------------|-----------|----------|-----------|
June                          (5.07)     (8.87) |     5.38  |   (2.86) |     2.46  |
------------------------------------------------|-----------|----------|-----------|
July                          (4.47)     (1.10) |    (2.93) |   (4.60) |    10.36  |
------------------------------------------------|-----------|----------|-----------|
August                         7.81      (1.07) |    (2.52) |   13.33  |    (4.90) |
------------------------------------------------|-----------|----------|-----------|
September                      3.68      (3.73) |    (4.24) |   13.29  |     1.67  |
------------------------------------------------|-----------|----------|-----------|
October                        4.48       7.20  |    (8.83) |   (2.38) |    (0.26) |
------------------------------------------------|-----------|----------|-----------|
November                     (14.19)      8.38  |    (0.79) |   (6.05) |     1.26  |
------------------------------------------------|-----------|----------|-----------|
December                       5.31      16.97  |    (0.60) |    5.54  |     2.45  |
------------------------------------------------|-----------|----------|-----------|
Compound Annual                3.79%     (0.86)%|   (12.11)%|    4.20% |    12.47% |
Rate of Return
-----------------------------------------------------------------------------------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

                  JWH and Millburn have been the Partnership's two Advisors since inception. Although from time to time one of the Advisors is allocated a greater percentage of the Partnership's assets than the other as a result of differential performance, MLIM AS LLC periodically rebalances the Partnership's asset allocation to approximately 50%/50%.

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

2001

The Partnership's overall trading strategy was profitable for 2001. Trading in the interest rate and stock index sectors accounted for most of the gains.

Trading in the interest rate markets was the most successful strategy. Eurodollar trading was profitable in January as the weakening U.S. economy and the Federal Reserve's move to cut interest rates caused Eurodollar futures contracts to rise dramatically from December 2000 lows. The global fixed income markets rallied strongly after the September 11 events but the rally subsided by year-end as stronger than expected retail sales figures in the U.S. prompted a sharp decline in global bond prices.

Despite volatile conditions, stock index trading was successful. Global equity markets remained caught between negative news about earnings and the potential positive effects of monetary easings. Short positions fueled the sector as indices fell on poor corporate earnings and investors anxiety that the terrorist attacks would cause the global economic slump to worsen. Positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally at year-end.

Currency trading was also profitable. The Euro fell from a near high 96 cents back to the 90 cent level, resulting in losses in long Euro positions. Losses were sustained in Japanese yen positions as the further weakening of the Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. By year end, the U.S. dollar continued to appreciate versus the Euro and the Japanese yen as the European Central Bank maintained its cautious monetary easing stance and the Japanese economy deteriorated.

Trading in the metals sector was the only unprofitable strategy. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and European Central Bank selling sent gold prices lower. Copper trading sustained losses despite a number of bullish developments to existing demand constraints. Long gold positions were profitable in September as investors flocked to gold as a safe haven in the aftermath of the attacks.

2000

                  Trading in the currency and interest rate sectors was profitable for the Partnership in 2000. However, losses sustained in stock market index and metals sectors more than offset those gains as the Partnership's overall trading strategy was unprofitable.

                  Currency trading alternated throughout the year until December, when most of the gains were realized. The year began with the decline in the Euro as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. The Euro's weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investments outside of Europe. In April, long Swiss franc positions proved profitable despite interest rate hikes by the Swiss National Bank. Losses in Japanese yen occurred as the yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro hit all time lows against the U.S. dollar and the Japanese yen in early September despite European Central Bank intervention, benefiting the Partnership's short Euro positions. December was quite profitable on the resurgence of the Euro versus both the U.S. dollar and the Japanese yen and the weakness of the Japanese yen versus the U.S. dollar.

                  Although profitable at year end, trading in the interest rate markets was volatile. Losses were realized in the Japanese 10-year bond, 10-year U.S. Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the first quarter. U.S. Treasury yields continued to fall mid year as investors shifted to U.S. Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Euro positions resulted in losses as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Japanese government bonds were slightly profitable in the third quarter. In November and December, gains were realized from the Japanese 10-year bond and U.S. 10-year note trading as uncertainty surrounding the U.S. Presidential election resulted in investors favoring bond markets over equities.

                  Stock Index markets trading was unprofitable. Early on, positions in the FTSE Financial Times Stock Index resulted in profits as the United Kingdom economy grew at a robust rate and was accompanied by low inflation. Losses were sustained in Nikkei 225 and S&P 500 positions in the second quarter as signs of rising inflation fueled fears that the U.S. Federal Reserve would continue to raise interest rates to slow the robust economy. As the Federal Reserve raised rates throughout the year, investors shifted to the safehaven of Treasuries, away from an increasingly volatile NASDAQ.

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

                  Trading results are not included for 2000 because the Partnership traded exclusively through investing in Trading LLC's.

1999

                  The Partnership finished 1999 with gains in currencies and stock index trading and losses in metals and interest rate trading.

                  Currency trading produced gains throughout the year. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging Japanese yen. The Japanese yen continued to grow and reached a two-year high in the third quarter. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar, yet regained strength in November. The Canadian dollar also underwent similar fluctuations throughout the year.

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

                  Trading results are not included for 1999 because the Partnership traded exclusively through investing in Trading LLC's.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2001. During the fiscal year 2001, the Partnership's average capitalization was approximately $28,586,131. As of December 31, 2000, the average capitalization was approximately $30,694,862.

                  The Partnership does not trade commodities or energy futures.

                                                    Fiscal Year 2001

                          AVERAGE VALUE       % OF AVERAGE        HIGHEST VALUE      LOWEST VALUE
MARKET SECTOR                AT RISK         CAPITALIZATION          AT RISK            AT RISK
-------------           ----------------   -------------------  -----------------  ----------------
Interest Rates             $ 1,323,842             4.63%            1,685,684          1,120,678
Currencies                   1,331,945             4.66%            1,452,519          1,194,436
Stock Indices                  390,151             1.36%              597,693            269,104
Metals                         258,383             0.90%              305,800            201,216
                        ----------------   -------------------  -----------------  ----------------
TOTAL                      $ 3,304,321            11.56%            4,041,696          2,785,434
                        ================   ===================  =================  ================

                  Average, highest and lowest value at Risk amounts relate to quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average or the Partnership's capitalization at the end of each quarter of fiscal year 2001.

                                                    Fiscal Year 2000

                          AVERAGE VALUE       % OF AVERAGE        HIGHEST VALUE      LOWEST VALUE
MARKET SECTOR                AT RISK         CAPITALIZATION          AT RISK            AT RISK
-------------           ----------------   -------------------  -----------------  ----------------
                                        |                     |                  |                 |
Interest Rates            $  1,613,452  |         5.26%       |     1,946,896    |    1,251,901    |
Currencies                   1,368,913  |         4.46%       |     1,799,436    |    1,410,850    |
Stock Indices                  509,390  |         1.66%       |       597,509    |      411,258    |
Metals                         441,829  |         1.44%       |       723,667    |      252,200    |
                        ----------------|  -------------------| -----------------| ----------------|
TOTAL                     $  3,933,584  |        12.82%       |     5,067,508    |    3,326,209    |
                        ================   ===================  =================  ================

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

NON-TRADING RISK

         FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLPF&S

                   The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

                  The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

         QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLIM AS LLC and the Partnership's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.

                  INTEREST RATES.

                  Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIM AS LLC anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

                  CURRENCIES.

                  The Partnership trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen and U.S. dollar/Euro positions. MLIM AS LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

                  STOCK INDICES.

                  The Partnership's primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIM AS LLC anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

                  METALS.

                  The Partnership's primary metals market exposure is to fluctuations in the price of gold. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. However, gold prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLIM AS LLC anticipates that gold will remain the primary metals market exposure for the Partnership.

         QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

                  The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

                  FOREIGN CURRENCY BALANCES.

                  The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has de minimis exchange rate exposure on these balances.

                  U.S. DOLLAR CASH BALANCE.

                  The Partnership holds U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

         QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         TRADING RISK

                  MLIM AS LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

                  The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLIM AS LLC does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   JOHN W. HENRY & CO. / MILLBURN L.P.

Net Income by Quarter
Eight Quarters through December 31, 2001

                          FOURTH     THIRD       SECOND        FIRST       FOURTH         THIRD      SECOND        FIRST
                         QUARTER    QUARTER      QUARTER      QUARTER      QUARTER       QUARTER     QUARTER       QUARTER
                          2001        2001         2001         2001         2000          2000        2000         2000
                          ----        ----         ----         ----         ----          ----        ----         ----
Total Income         $  (933,951)  $2,448,970  $(2,741,806)  $5,021,015  $8,638,624  $  (920,982)  $(3,342,173)  $(3,818,135)
Total Expenses           599,781      612,160      639,689      677,323     595,710      652,496       779,296       956,347
                     --------------------------------------------------------------------------------------------------------
Net Income           $(1,533,732)  $1,836,810  $(3,381,495)  $4,343,692  $8,042,914  $(1,573,478)  $(4,121,469)  $(4,774,482)

Net Income per Unit  $    (12.18)  $    14.16  $    (25.19)  $    30.73  $    53.39  $     (9.19)  $    (22.45)  $    (23.47)


                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Partnership and is its controlling person.

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) & 10(b)     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by the Advisors on behalf of the Partnership.

                  The managers and executive officers of MLIM AS LLC and their business backgrounds are as follows.

FABIO P. SAVOLDELLI        Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN         Manager

FRANK M. MACIOCE           Vice President and Manager

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                  Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University. Mr. Alderman was elected as a Manager effective March 1, 2002.

                  Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                  Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

                  Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

                  As of December 31, 2001, the principals of MLIM AS LLC had no investment in the Partnership, and MLIM AS LLC's general partnership interest was valued at $285,778.

                  MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L.P. , The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                  None.

         (d)      FAMILY RELATIONSHIPS:

                  None.

         (e)      BUSINESS EXPERIENCE:

                  See Items 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                  None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                  Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

                  The officers of MLIM AS LLC are remunerated by MLIM AS LLC in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM AS LLC and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates also may receive certain economic benefits from holding the Partnership's dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLIM AS
LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIM AS LLC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                  As of December 31, 2001, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLIM AS LLC.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2001, the Advisors owned 515 Series A Units, 500 Series B Units and 1,000 Series C Units and MLIM AS LLC owned 284 Series A Units, 613 Series B Units and 450 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 3% of each series of the total Units outstanding, respectively.

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

                  The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM AS LLC controls the management of the Partnership and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM AS LLC makes substantial profits from the Partnership due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Partnership.

                  MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Partnership.

                  In 2001, the Partnership expensed through its investment in the Trading LLCs: (i) Brokerage Commissions of $2,456,699 to MLPF&S, which included $574,795 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $72,253 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS:                                                               PAGE
                  --------------------                                                                ----
                  Independent Auditors' Report                                                           1

                  Financial Statements:
                  Statements of Financial Condition as of December 31, 2001 and 2000                     2

                  Statements of Operations For the years ended December
                  31, 2001, 2000 and 1999                                                                3

                  Statements of Changes in Partners' Capital For the years ended
                  December 31, 2001, 2000 and 1999                                                       4

                  Financial Data Highlights for the year ended December 31, 2001                         5

                  Notes to Financial Statements                                                       6-15

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

10.01(o)                   Form of Advisory Agreement between the Partnership, MLIM AS LLC,
                           MLPF&S and each of John W. Henry & Company, Inc. and Millburn
                           Ridgefield Corporation.

EXHIBIT 10.01(o):          Is incorporated by reference from Exhibit 10.01(o) contained in the Registrant's report on Form 10-Q for the Quarter Ended June
                           30, 1995.

10.02(a)                   Form of Consulting Agreement between each Adviser, the
                           Partnership and MLPF&S.

EXHIBIT 10.02(a):          Is incorporated herein by reference from Exhibit 10.02(a)
                           contained in Amendment No. 1 to the Registration Statement (File
                           No. 33-30096) dated as of September 21, 1989, on Form S-1 under the Securities Act of 1933.

10.03                      Form of Customer Agreement between the Partnership and MLPF&S.

EXHIBIT 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.06                      Foreign Exchange Desk Service Agreement, dated July 1, 1993 among
                           Merrill Lynch International Bank, MLIM AS LLC, MLPF&S and the
                           Partnership.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended
                           December 31, 1996.

10.07(a)                   Form of Advisory and Consulting Agreement Amendment among MLIM
                           AS LLC, each Advisor, the Partnership and MLPF&S.

EXHIBIT 10.07(a):          Is incorporated herein by reference from Exhibit 10.07(a)
                           contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b)                   Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

EXHIBIT 10.07(b)           Is incorporated herein by reference from Exhibit 10.07(b)
                           contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                      2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

13.01(a)                   2001 Annual Report and Independent Auditors' Report for the
                           following Trading Limited Liability Companies sponsored by MLIM
                           Alternative Strategies LLC: ML Millburn Global L.L.C. and ML JWH
                           Financial and Metals Portfolio L.L.C.

EXHIBIT 13.01(a):          Is incorporated herein by reference from Form 10-K (fiscal year ended December 31, 2001) Commission File number 0-18702 for The
                           S.E.C.T.O.R. Fund (SM) L.P. (Registration Statement File No.
                           33-34432 filed on May 25, 1990 under the Securities Act of 1933).

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

         (b)      Report on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2001.

                            SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JOHN W. HENRY & CO./MILLBURN L.P.

                        BY:  MLIM ALTERNATIVE STRATEGIES LLC
                             (formerly Merrill Lynch Investment Partners Inc.)
                                General Partner

                         By: /s/

                         Fabio P. Savoldelli
                         Chairman, Chief Executive
                         Officer and Manager

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
/s/Fabio P. Savoldelli              Chairman, Chief Executive Officer and Manager                March 29, 2002
----------------------              (Principal executive officer)
Fabio P. Savoldelli

/s/Robert M. Alderman               Manager                                                      March 29, 2002
----------------------
Robert M. Alderman

/s/Steven B. Olgin                  Vice President, Chief Administrative Officer and Manager     March 29, 2002
------------------
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 29, 2002
----------------------              (Principal financial and accounting officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM Alternative Strategies LLC)

MLIM ALTERNATIVE STRATEGIES                 General Partner of Registrant                        March 29, 2002
   LLC

BY: /s/Fabio P. Savoldelli
--------------------------
Fabio P. Savoldelli

                JOHN W. HENRY & CO./MILLBURN L.P.

                          2001 FORM 10-K

                        INDEX TO EXHIBITS

                                            EXHIBIT
                                            -------
Exhibit 13.01                               2001 Annual Report and Independent Auditors' Report

Exhibit 13.01(a)                            2001 Annual Report and Independent Auditors' Report
                                            ML Millburn Global, LLC
                                            ML JWH Financials & Metals Portfolio, LLC