Form 10-Q
period 2002-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2002-05-15
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------

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

            Delaware                                     06-1287586
-----------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                                 --------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                 MARCH 31,       DECEMBER 31,
                                                   2002             2001
                                               (unaudited)
                                              --------------    --------------
ASSETS

Investments                                   $   22,881,456    $   26,155,682
Receivable from investments                          200,535           220,310
                                              --------------    --------------

                TOTAL                         $   23,081,991    $   26,375,992
                                              ==============    ==============

LIABILITY AND PARTNERS' CAPITAL

    Redemptions payable                       $      200,535    $      220,310
                                              --------------    --------------

            Total liabilities                        200,535           220,310
                                              --------------    --------------

PARTNERS' CAPITAL:
    General Partner:
        (284 and 284 Series A Units)                  68,794            76,061
        (613 and 613 Series B Units)                 120,652           133,398
        (450 and 450 Series C Units)                  69,026            76,317
    Limited Partners:
        (24,326 and 25,601 Series A Units)         5,892,513         6,856,493
        (53,317 and 55,127 Series B Units)        10,493,960        11,996,457
        (40,657 and 41,374 Series C Units)         6,236,511         7,016,956
                                              --------------    --------------

            Total partners' capital               22,881,456        26,155,682
                                              --------------    --------------

                TOTAL                         $   23,081,991    $   26,375,992
                                              ==============    ==============

NET ASSET VALUE PER UNIT:
 Series A (Based on 24,610 and                $       242.23    $       267.82
  25,885 Units Outstanding)                   ==============    ==============
 Series B (Based on 53,930 and                $       196.82    $       217.61
  55,740 Units Outstanding)                   ==============    ==============
 Series C (Based on 41,107 and                $       153.39    $       169.60
  41,824 Units Outstanding)                   ==============    ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   FOR THE THREE     FOR THE THREE
                                                   MONTHS ENDED       MONTHS ENDED
                                                  MARCH 31, 2002     MARCH 31, 2001
                                                  --------------     --------------
REVENUES:
    Income (loss) from investments                $   (2,450,945)    $    4,343,692
                                                  --------------     --------------

NET INCOME (LOSS)                                 $   (2,450,945)    $    4,343,692
                                                  ==============     ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
    and Limited Partner Units outstanding                122,020            141,368
                                                  ==============     ==============

    Weighted average net income (loss)
    per General Partner and
    Limited Partner Unit                          $       (20.09)    $        30.73
                                                  ==============     ==============

See notes to financial statements.

                      JOHN W. HENRY & CO./MILLBURN L.P.
                      (A DELAWARE LIMITED PARTNERSHIP)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (unaudited)

                                      UNITS                               GENERAL PARTNER
                                      -----                               ---------------
                      SERIES A      SERIES B      SERIES C      SERIES A      SERIES B      SERIES C
                     -----------   -----------   -----------   -----------   -----------   -----------
PARTNERS' CAPITAL,
  December 31, 2000       29,064        67,053        48,130   $    84,379   $   152,621   $    86,921

Net income                    --            --            --        12,857        23,249        13,240

Redemptions               (1,560)       (3,787)       (2,832)           --            --            --
                     -----------   -----------   -----------   -----------   -----------   -----------

PARTNERS' CAPITAL,
  March 31, 2001          27,504        63,266        45,298   $    97,236   $   175,870   $   100,161
                     ===========   ===========   ===========   ===========   ===========   ===========

PARTNERS' CAPITAL,
  December 31, 2001       25,885        55,740        41,824   $    76,061   $   133,398   $    76,317

Net loss                      --            --            --        (7,267)      (12,746)       (7,291)

Redemptions               (1,275)       (1,810)         (717)           --            --            --
                     -----------   -----------   -----------   -----------   -----------   -----------

PARTNERS' CAPITAL,
  March 31, 2002          24,610        53,930        41,107   $    68,794   $   120,652   $    69,026
                     ===========   ===========   ===========   ===========   ===========   ===========

                                LIMITED PARTNERS
                                ----------------
                      SERIES A      SERIES B       SERIES C       TOTAL
                     -----------   -----------   -----------   -----------
PARTNERS' CAPITAL,
  December 31, 2000  $ 7,415,475   $13,906,094   $ 7,777,655   $29,423,145

Net income             1,083,035     2,054,426     1,156,885     4,343,692

Redemptions            (417,162)      (852,696)     (506,268)   (1,776,126)
                     -----------   -----------   -----------   -----------

PARTNERS' CAPITAL,
  March 31, 2001     $ 8,081,348   $15,107,824   $ 8,428,272   $31,990,711
                     ===========   ===========   ===========   ===========

PARTNERS' CAPITAL,
  December 31, 2001  $ 6,856,493   $11,996,457   $ 7,016,956   $26,155,682

Net loss                (637,777)   (1,123,010)     (662,854)   (2,450,945)

Redemptions            (326,203)      (379,487)     (117,591)     (823,281)
                     -----------   -----------   -----------   -----------

PARTNERS' CAPITAL,
  March 31, 2002     $ 5,892,513   $10,493,960   $ 6,236,511   $22,881,456
                     ===========   ===========   ===========   ===========

See notes to financial statements.

                      JOHN W. HENRY & CO./MILLBURN L.P.
                      (A DELAWARE LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 2002, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") of $11,440,728 and $11,440,728 respectively. At December 31, 2001, the Partnership had investments in JWH LLC and Millburn LLC of $13,077,841 and $13,077,841, respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

FOR THE THREE
MONTHS
ENDED MARCH 31,                     CHANGE IN         INTEREST       BROKERAGE     ADMINISTRATIVE    LOSS FROM
2002                REALIZED        UNREALIZED         INCOME       COMMISSIONS         FEES        INVESTMENTS
(unaudited)      --------------   --------------   --------------  --------------  --------------  --------------
SERIES A UNITS
JWH LLC          $     (203,777)  $     (166,090)  $       13,589  $       67,752  $        1,995  $     (426,025)
Millburn LLC            112,628         (271,538)          13,684          71,686           2,108        (219,020)
                 --------------   --------------   --------------  --------------  --------------  --------------
Total            $      (91,149)  $     (437,628)  $       27,273  $      139,438  $        4,103  $     (645,045)
                 ==============   ==============   ==============  ==============  ==============  ==============

SERIES B UNITS
JWH LLC          $     (358,739)  $     (292,374)  $       23,869  $      119,014  $        3,500  $     (749,758)
Millburn LLC            197,818         (478,221)          24,037         125,927           3,704        (385,997)
                 --------------   --------------   --------------  --------------  --------------  --------------
Total            $     (160,921)  $     (770,595)  $       47,906  $      244,941  $        7,204  $   (1,135,755)
                 ==============   ==============   ==============  ==============  ==============  ==============

SERIES C UNITS
JWH LLC          $     (209,830)  $     (173,631)  $       14,037  $       69,968  $        2,058  $     (441,450)
Millburn LLC            118,216         (284,837)          14,140          74,036           2,178        (228,695)
                 --------------   --------------   --------------  --------------  --------------  --------------
Total            $      (91,614)  $     (458,468)  $       28,177  $      144,004  $        4,236  $     (670,145)
                 ==============   ==============   ==============  ==============  ==============  ==============

TOTAL ALL UNITS
JWH LLC          $     (772,346)  $     (632,095)  $       51,495  $      256,734  $        7,553  $   (1,617,233)
Millburn LLC            428,662       (1,034,596)          51,861         271,649           7,990        (833,712)
                 --------------   --------------   --------------  --------------  --------------  --------------
Total            $     (343,684)  $   (1,666,691)  $      103,356  $      528,383  $       15,543  $   (2,450,945)
                 ==============   ==============   ==============  ==============  ==============  ==============

FOR THE THREE MONTHS
ENDED MARCH 31,                            CHANGE IN           INTEREST          BROKERAGE      ADMINISTRATIVE      INCOME FROM
2001                       REALIZED        UNREALIZED           INCOME          COMMISSIONS          FEES           INVESTMENTS
(unaudited)            ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
SERIES A UNITS
JWH LLC                $     1,134,899   $      (396,600)   $        48,402   $        88,174   $         2,593   $       695,934
Millburn LLC                   496,958           (58,022)            41,170            77,858             2,290           399,958
                       ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
Total                  $     1,631,857   $      (454,622)   $        89,572   $       166,032   $         4,883   $     1,095,892
                       ===============   ===============    ===============   ===============   ===============   ===============

SERIES B UNITS
JWH LLC                $     2,144,485   $      (748,069)   $        91,386   $       166,636   $         4,901   $     1,316,265
Millburn LLC                   945,329          (109,604)            78,383           148,336             4,362           761,410
                       ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
Total                  $     3,089,814   $      (857,673)   $       169,769   $       314,972   $         9,263   $     2,077,675
                       ===============   ===============    ===============   ===============   ===============   ===============

SERIES C UNITS
JWH LLC                $     1,207,524   $      (421,426)   $        51,330   $        93,629   $         2,754   $       741,045
Millburn LLC                   531,040           (60,194)            44,024            83,338             2,452           429,080
                       ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
Total                  $     1,738,564   $      (481,620)   $        95,354   $       176,967   $         5,206   $     1,170,125
                       ===============   ===============    ===============   ===============   ===============   ===============

TOTAL ALL UNITS
JWH LLC                $     4,486,908   $    (1,566,095)   $       191,118   $       348,439   $        10,248   $     2,753,244
Millburn LLC                 1,973,327          (227,820)           163,577           309,532             9,104         1,590,448
                       ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
Total                  $     6,460,235   $    (1,793,915)   $       354,695   $       657,971   $        19,352   $     4,343,692
                       ===============   ===============    ===============   ===============   ===============   ===============

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                            MARCH 31, 2002                     DECEMBER 31, 2001
                              (unaudited)                         (unaudited)
                   ---------------------------------   ---------------------------------
                         JWH            MILLBURN            JWH              MILLBURN
                         LLC              LLC               LLC                LLC
                   ---------------   ---------------   ---------------   ---------------
Assets             $    11,522,681   $    12,014,853   $    13,692,020   $    13,171,887
                   ===============   ===============   ===============   ===============
Liabilities        $        81,953   $       574,125   $       614,179   $        94,046
Members' Capital        11,440,728        11,440,728        13,077,841        13,077,841
                   ---------------   ---------------   ---------------   ---------------
Total              $    11,522,681   $    12,014,853   $    13,692,020   $    13,171,887
                   ===============   ===============   ===============   ===============

                     FOR THE THREE      FOR THE THREE      FOR THE THREE     FOR THE THREE
                         MONTHS             MONTHS             MONTHS            MONTHS
                    ENDED MARCH 31,    ENDED MARCH 31,    ENDED MARCH 31,   ENDED MARCH 31,
                          2002               2002               2001              2001
                      (unaudited)        (unaudited)        (unaudited)       (unaudited)
                    ---------------    ---------------    ---------------   ---------------
Revenues            $    (1,352,944)   $      (554,075)   $     3,111,932   $     1,909,084
Expenses                    264,289            279,637            358,687           318,637
                    ---------------    ---------------    ---------------   ---------------
Net Income (loss)   $    (1,617,233)   $      (833,712)   $     2,753,245   $     1,590,447
                    ===============    ===============    ===============   ===============

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through the Trading LLCs, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce
     Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                       ----------------------------------
                               JAN.     FEB.    MAR.
                       ----------------------------------
                       2001    $264.13  $265.03 $297.36
                       ----------------------------------
                       2002    $269.22  $255.81 $242.23
                       ----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                       -----------------------------------
                               JAN.     FEB.     MAR.
                       -----------------------------------
                       2001    $214.61  $215.32  $241.58
                       ----------------------------------
                       2002    $218.75  $207.86  $196.82
                       ----------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                       ----------------------------------
                               JAN.     FEB.    MAR.
                       ----------------------------------
                       2001    $167.25  $167.81 $188.27
                       ----------------------------------
                       2002    $170.48  $161.99 $153.39
                       ----------------------------------

Performance Summary

January 1, 2002 to March 31, 2002

Trading in the metals sector was unprofitable for the quarter. Long positions in gold suffered losses. The gold market slumped, reversing January gains. Base metal positioning posted losses as prices soared on the hope that an economic recovery in the United States would boost demand.

Trading in the interest rate markets produced losses on conflicting economic reports. U.S. short rate profits offset losses incurred further out on the U.S. curve under very choppy market conditions. European and Japanese fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002, benefiting short positioning.

Stock indices trading incurred losses for the quarter. Long equity exposures were flipped to short exposures during the quarter, added to losses in volatile market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Global equity markets appreciated in March, notably in Japan, Germany and France, which generated losses on short positioning.

Currency trading was the most unprofitable strategy for the quarter. Early in the quarter, strong gains were generated from short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar. In February, all of the futures traded currencies appreciated against the U.S. dollar, with the exception of the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to 127.50 Japanese yen during the first week, and then almost completely reversed that move by month end, generating substantial losses.

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

         None.
         None.
         None.
         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  EXHIBITS

         There are no exhibits required to be filed as part of this report.

(b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the first three months of fiscal 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           JOHN W. HENRY & CO./MILLBURN L.P.






                           By: MLIM ALTERNATIVE STRATEGIES LLC
                                  (General Partner)






Date:  May 15, 2002        By /s/ FABIO P. SAVOLDELLI
                              -----------------------
                              Fabio P. Savoldelli
                              Chairman, Chief Executive Officer
                              and Manager
                              (Principal Executive Officer)






Date:  May 15, 2002        By /s/ MICHAEL L. PUNGELLO
                              -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial and Accounting Officer)