Form 10-Q
period 2002-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2002-08-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

                                  609-282-6996
              ----------------------------------------------------
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
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                        June 30,        December 31,
                                                                          2002              2001
                                                                       (unaudited)
                                                                     --------------    --------------
ASSETS
------

Investments                                                          $   29,266,559    $   26,155,682
Receivable from investments                                                 357,662           220,310
                                                                     --------------    --------------

                TOTAL                                                $   29,624,221    $   26,375,992
                                                                     ==============    ==============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------

    Redemptions payable                                              $      357,662    $      220,310
                                                                     --------------    --------------

            Total liabilities                                               357,662           220,310
                                                                     --------------    --------------

PARTNERS' CAPITAL:
    General Partner:
        (284 and 284 Series A Units)                                         90,305            76,061
        (613 and 613 Series B Units)                                        158,378           133,398
        (450 and 450 Series C Units)                                         90,613            76,317
    Limited Partners:
        (23,866 and 25,601 Series A Units)                                7,588,800         6,856,493
        (52,137 and 55,127 Series B Units)                               13,470,420        11,996,457
        (39,074 and 41,374 Series C Units)                                7,868,043         7,016,956
                                                                     --------------    --------------

            Total partners' capital                                      29,266,559        26,155,682
                                                                     --------------    --------------

                TOTAL                                                $   29,624,221    $   26,375,992
                                                                     ==============    ==============

NET ASSET VALUE PER UNIT
  Series A (based on 24,150 and 25,885 Units outstanding)            $       317.98    $       267.82
                                                                     ==============    ==============
  Series B (based on 52,750 and 55,740 Units outstanding)            $       258.37    $       217.61
                                                                     ==============    ==============
  Series C (based on 39,524 and 41,824 Units outstanding)            $       201.36    $       169.60
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                      For the three    For the three     For the six      For the six
                                                      months ended     months ended      months ended     months ended
                                                      June 30, 2002    June 30, 2001     June 30, 2002    June 30, 2001
                                                      -------------    -------------     -------------    -------------
REVENUES:
    Income (loss) from investments                    $   7,070,175    $  (3,381,495)    $   4,619,230    $     962,197
                                                      -------------    -------------     -------------    -------------


NET INCOME (LOSS)                                     $   7,070,175    $  (3,381,495)    $   4,619,230    $     962,197
                                                      =============    =============     =============    =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
     and Limited Partner Units outstanding                  118,855          134,221           120,439          137,794
                                                      =============    =============     =============    =============

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit      $       59.49    $      (25.19)    $       38.35    $        6.98
                                                      =============    =============     =============    =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)


                                           Units                                   General Partner
                                           -----                                   ---------------
                         Series A        Series B        Series C        Series A      Series B       Series C
                      ------------    ------------    ------------    ------------   ------------   ------------
PARTNERS' CAPITAL,
  December 31, 2000         29,064          67,053          48,130    $     84,379   $    152,621   $     86,921

Net income                       -               -               -           2,486          4,501          2,563

Redemptions                 (1,730)         (7,004)         (4,802)              -              -              -
                      ------------    ------------    ------------    ------------   ------------   ------------

PARTNERS' CAPITAL,
  June 30, 2001             27,334          60,049          43,328    $     86,865   $    157,122   $     89,484
                      ============    ============    ============    ============   ============   ============

PARTNERS' CAPITAL,
  December 31, 2001         25,885          55,740          41,824    $     76,061   $    133,398   $     76,317

Net income                       -               -               -          14,244         24,980         14,296

Redemptions                 (1,735)         (2,990)         (2,300)              -              -              -
                      ------------    ------------    ------------    ------------   ------------   ------------

PARTNERS' CAPITAL,
  June 30, 2002             24,150          52,750          39,524    $     90,305   $    158,378   $     90,613
                      ============    ============    ============    ============   ============   ============


                                   Limited Partners
                                   ----------------
                        Series A       Series B         Series C         Total
                      ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2000   $  7,415,475    $ 13,906,094    $  7,777,655    $ 29,423,145

Net income                 221,308         464,795         266,544         962,197

Redemptions               (462,585)     (1,567,838)       (845,709)     (2,876,132)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  June 30, 2001       $  7,174,198    $ 12,803,051    $  7,198,490    $ 27,509,210
                      ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2001   $  6,856,493    $ 11,996,457    $  7,016,956    $ 26,155,682

Net income               1,195,912       2,131,707       1,238,091       4,619,230

Redemptions               (463,605)       (657,744)       (387,004)     (1,508,353)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  June 30, 2002       $  7,588,800    $ 13,470,420    $  7,868,043    $ 29,266,559
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles general accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   INVESTMENTS

     As of June 30, 2002, the Partnership had investments in ML JWH
     Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") of $14,633,279 and $14,633,279, respectively. For the year ending December 31, 2001, the Partnership had investments in JWH LLC and Millburn LLC of $13,077,841 and $13,077,841, respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

                                                  Change in                             Brokerage       Administrative
 For the three months          Realized          unrealized      Interest income       Commissions          Fees
ended June 30, 2002        ----------------   ----------------   ----------------   ----------------   ----------------
SERIES A UNITS

JWH LLC (unaudited)        $        560,671   $        684,624   $         12,773   $         73,679   $          2,167
Millburn LLC (unaudited)             84,907            679,673             13,762             69,154              2,033
                           ----------------   ----------------   ----------------   ----------------   ----------------

Total                      $        645,578   $      1,364,297   $         26,535   $        142,833   $          4,200
                           ================   ================   ================   ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $        994,054   $      1,216,252   $         22,701   $        130,922   $          3,850
Millburn LLC (unaudited)            150,329          1,206,534             24,458            122,888              3,615
                           ----------------   ----------------   ----------------   ----------------   ----------------

Total                      $      1,144,383   $      2,422,786   $         47,159   $        253,810   $          7,465
                           ================   ================   ================   ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $        576,327   $        715,016   $         13,357   $         76,977   $          2,264
Millburn LLC (unaudited)             86,432            705,776             14,397             72,282              2,125
                           ----------------   ----------------   ----------------   ----------------   ----------------

Total                      $        662,759   $      1,420,792   $         27,754   $        149,259   $          4,389
                           ================   ================   ================   ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $      2,131,052   $      2,615,892   $         48,831   $        281,578   $          8,281
Millburn LLC (unaudited)            321,668          2,591,983             52,617            264,324              7,773
                           ----------------   ----------------   ----------------   ----------------   ----------------

Total                      $      2,452,720   $      5,207,875   $        101,448   $        545,902   $         16,054
                           ================   ================   ================   ================   ================



                                Profit          Income from
 For the three months           Shares          Investments
ended June 30, 2002        ----------------   ----------------
SERIES A UNITS

JWH LLC (unaudited)        $              -   $      1,182,222
Millburn LLC (unaudited)             34,178            672,977
                           ----------------   ----------------

Total                      $         34,178   $      1,855,199
                           ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $              -   $      2,098,235
Millburn LLC (unaudited)             60,609          1,194,209
                           ----------------   ----------------

Total                      $         60,609   $      3,292,444
                           ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $              -   $      1,225,459
Millburn LLC (unaudited)             35,125            697,073
                           ----------------   ----------------

Total                      $         35,125   $      1,922,532
                           ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $              -   $      4,505,916
Millburn LLC (unaudited)            129,912          2,564,259
                           ----------------   ----------------

Total                      $        129,912   $      7,070,175
                           ================   ================


                                                  Change in                              Brokerage       Administrative
 For the three months          Realized          unrealized        Interest income       Commissions          Fees
ended June 30, 2001        ----------------    ----------------    ----------------   ----------------   ----------------
SERIES A UNITS

JWH LLC (unaudited)        $       (204,806)   $       (280,090)   $         37,577   $         84,713   $          2,492
Millburn LLC (unaudited)            228,655            (519,445)             31,527             76,076              2,237
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $         23,849    $       (799,535)   $         69,104   $        160,789   $          4,729
                           ================    ================    ================   ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $       (382,960)   $       (510,598)   $         68,805   $        155,011   $          4,559
Millburn LLC (unaudited)            412,936            (950,733)             58,206            140,337              4,128
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $         29,976    $     (1,461,331)   $        127,011   $        295,348   $          8,687
                           ================    ================    ================   ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $       (213,270)   $       (286,790)   $         38,496   $         86,742   $          2,551
Millburn LLC (unaudited)            232,447            (534,332)             32,569             78,533              2,310
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $         19,177    $       (821,122)   $         71,065   $        165,275   $          4,861
                           ================    ================    ================   ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $       (801,036)   $     (1,077,478)   $        144,878   $        326,466   $          9,602
Millburn LLC (unaudited)            874,038          (2,004,510)            122,302            294,946              8,675
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $         73,002    $     (3,081,988)   $        267,180   $        621,412   $         18,277
                           ================    ================    ================   ================   ================


                               Profit             Loss from
 For the three months          Shares            Investments
ended June 30, 2001        ----------------   ----------------
SERIES A UNITS

JWH LLC (unaudited)        $              -   $       (534,524)
Millburn LLC (unaudited)                  -           (337,576)
                           ----------------   ----------------

Total                      $              -   $       (872,100)
                           ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $              -   $       (984,323)
Millburn LLC (unaudited)                  -           (624,056)
                           ----------------   ----------------

Total                      $              -   $     (1,608,379)
                           ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $              -   $       (550,857)
Millburn LLC (unaudited)                  -           (350,159)
                           ----------------   ----------------

Total                      $              -   $       (901,016)
                           ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $              -   $     (2,069,704)
Millburn LLC (unaudited)                  -         (1,311,791)
                           ----------------   ----------------

Total                      $              -   $     (3,381,495)
                           ================   ================

                                                  Change in                             Brokerage       Administrative
 For the six months            Realized          unrealized      Interest income       Commissions          Fees
ended June 30, 2002        ----------------   ----------------   ----------------   ----------------   ----------------

SERIES A UNITS

JWH LLC (unaudited)        $        356,894    $        518,534    $         26,362   $        141,431   $          4,162
Millburn LLC (unaudited)            197,535             408,135              27,446            140,840              4,141
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $        554,429    $        926,669    $         53,808   $        282,271   $          8,303
                           ================    ================    ================   ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $        635,315    $        923,878    $         46,570   $        249,936   $          7,350
Millburn LLC (unaudited)            348,147             728,313              48,495            248,815              7,319
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $        983,462    $      1,652,191    $         95,065   $        498,751   $         14,669
                           ================    ================    ================   ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $        366,497    $        541,385    $         27,394   $        146,945   $          4,322
Millburn LLC (unaudited)            204,648             420,939              28,537            146,318              4,303
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $        571,145    $        962,324    $         55,931   $        293,263   $          8,625
                           ================    ================    ================   ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $      1,358,706    $      1,983,797    $        100,326   $        538,312   $         15,834
Millburn LLC (unaudited)            750,330           1,557,387             104,478            535,973             15,763
                           ----------------    ----------------    ----------------   ----------------   ----------------

Total                      $      2,109,036    $      3,541,184    $        204,804   $      1,074,285   $         31,597
                           ================    ================    ================   ================   ================

                              Profit            Income from
 For the six months           Shares            Investments
ended June 30, 2002        ----------------   ----------------

SERIES A UNITS

JWH LLC (unaudited)        $              -   $        756,197
Millburn LLC (unaudited)             34,178            453,957
                           ----------------   ----------------

Total                      $         34,178   $      1,210,154
                           ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $              -   $      1,348,477
Millburn LLC (unaudited)             60,609            808,212
                           ----------------   ----------------

Total                      $         60,609   $      2,156,689
                           ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $              -   $        784,009
Millburn LLC (unaudited)             35,125            468,378
                           ----------------   ----------------

Total                      $         35,125   $      1,252,387
                           ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $              -   $      2,888,683
Millburn LLC (unaudited)            129,912          1,730,547
                           ----------------   ----------------

Total                      $        129,912   $      4,619,230
                           ================   ================


                                                  Change in                             Brokerage       Administrative
 For the six months            Realized          unrealized       Interest income       Commissions          Fees
ended June 30, 2001        ----------------   ----------------    ----------------   ----------------   ----------------

SERIES A UNITS

JWH LLC (unaudited)        $        930,093   $       (676,690)   $         85,979   $        172,886   $          5,085
Millburn LLC (unaudited)            725,613           (577,467)             72,697            153,934              4,527
                           ----------------   ----------------    ----------------   ----------------   ----------------

Total                      $      1,655,706   $     (1,254,157)   $        158,676   $        326,820   $          9,612
                           ================   ================    ================   ================   ================

SERIES B UNITS

JWH LLC (unaudited)        $      1,761,525   $     (1,258,667)   $        160,191   $        321,647   $          9,460
Millburn LLC (unaudited)          1,358,265         (1,060,337)            136,589            288,673              8,490
                           ----------------   ----------------    ----------------   ----------------   ----------------

Total                      $      3,119,790   $     (2,319,004)   $        296,780   $        610,320   $         17,950
                           ================   ================    ================   ================   ================

SERIES C UNITS

JWH LLC (unaudited)        $        994,254   $       (708,216)   $         89,826   $        180,372   $          5,305
Millburn LLC (unaudited)            763,487           (594,526)             76,593            161,871              4,762
                           ----------------   ----------------    ----------------   ----------------   ----------------

Total                      $      1,757,741   $     (1,302,742)   $        166,419   $        342,243   $         10,067
                           ================   ================    ================   ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)        $      3,685,872   $     (2,643,573)   $        335,996   $        674,905   $         19,850
Millburn LLC (unaudited)          2,847,365         (2,232,330)            285,879            604,478             17,779
                           ----------------   ----------------    ----------------   ----------------   ----------------

Total                      $      6,533,237   $     (4,875,903)   $        621,875   $      1,279,383   $         37,629
                           ================   ================    ================   ================   ================


                                Profit           Income from
 For the six months             Shares           Investments
ended June 30, 2001         ----------------   ----------------

SERIES A UNITS

JWH LLC (unaudited)         $              -   $        161,411
Millburn LLC (unaudited)                   -             62,382
                            ----------------   ----------------

Total                       $              -   $        223,793
                            ================   ================

SERIES B UNITS

JWH LLC (unaudited)         $              -   $        331,942
Millburn LLC (unaudited)                   -            137,354
                            ----------------   ----------------

Total                       $              -   $        469,296
                            ================   ================

SERIES C UNITS

JWH LLC (unaudited)         $              -   $        190,187
Millburn LLC (unaudited)                   -             78,921
                            ----------------   ----------------

Total                       $              -   $        269,108
                            ================   ================

TOTAL ALL UNITS
---------------

JWH LLC (unaudited)         $              -   $        683,540
Millburn LLC (unaudited)                   -            278,657
                            ----------------   ----------------

Total                       $              -   $        962,197
                            ================   ================

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:


                                June 30, 2002
                                 (unaudited)                         December 31, 2001
                       -----------------------------------    -----------------------------------
                              JWH              Millburn              JWH             Millburn
                              LLC                LLC                 LLC                LLC
                       ----------------   ----------------    ----------------   ----------------
Assets                 $     15,916,232   $     14,865,833    $     13,692,020   $     13,171,887
                       ================   ================    ================   ================

Liabilities            $      1,282,953   $        232,554    $        614,179   $         94,046
Members' Capital             14,633,279         14,633,279          13,077,841         13,077,841
                       ----------------   ----------------    ----------------   ----------------

Total                  $     15,916,232   $     14,865,833    $     13,692,020   $     13,171,887
                       ================   ================    ================   ================


                                                       JWH LLC
                         For the three      For the three       For the six        For the six
                         months ended        months ended       months ended       months ended
                         June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                         (unaudited)         (unaudited)        (unaudited)        (unaudited)
                       ----------------   ----------------    ----------------   ----------------
Revenues               $      4,795,775   $     (1,733,636)   $      3,442,829   $      1,378,295

Expenses                        289,859            336,068             554,146            694,755
                       ----------------   ----------------    ----------------   ----------------

Net Income (Loss)      $      4,505,916   $     (2,069,704)   $      2,888,683   $        683,540
                       ================   ================    ================   ================


                                                     Millburn LLC
                         For the three      For the three       For the six        For the six
                         months ended        months ended       months ended       months ended
                         June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                         (unaudited)         (unaudited)        (unaudited)        (unaudited)
                       ----------------   ----------------    ----------------   ----------------
Revenues               $      2,966,268   $     (1,008,170)   $      2,412,195   $        900,914

Expenses                        402,009            303,621             681,648            622,257
                       ----------------   ----------------    ----------------   ----------------

Net Income  (Loss)     $      2,564,259   $     (1,311,791)   $      1,730,547   $        278,657
                       ================   ================    ================   ================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

     Market Risk
     -----------

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

     The Partnership, through the Trading LLCs, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers. The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT


          -----------------------------------------------------------
                    Jan.     Feb.    Mar.     Apr.     May      Jun.
          -----------------------------------------------------------
          2001    $264.13  $265.03 $297.36  $274.43  $279.83  $265.64
          -----------------------------------------------------------
          2002    $269.22  $255.81 $242.23  $237.12  $258.85  $317.98
          -----------------------------------------------------------


                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

          -----------------------------------------------------------
                    Jan.     Feb.     Mar.     Apr.     May     Jun.
          -----------------------------------------------------------
          2001    $214.61  $215.32  $241.58  $222.96  $227.36 $215.83
          -----------------------------------------------------------
          2002    $218.75  $207.86  $196.82  $192.67  $210.33 $258.37
          -----------------------------------------------------------


                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

          -----------------------------------------------------------
                    Jan.     Feb.    Mar.     Apr.     May      Jun.
          -----------------------------------------------------------
          2001    $167.25  $167.81 $188.27  $173.76  $177.19  $168.20
          -----------------------------------------------------------
          2002    $170.48  $161.99 $153.39  $150.15  $163.92  $201.36
          -----------------------------------------------------------

     Performance Summary

     All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in Trading LLCs . The following commentary describes the trading results of Trading LLCs.

     JANUARY 1, 2002 to JUNE 30, 2002
     --------------------------------

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

     April 1, 2002 to June 30, 2002

     Large profits were the result of trading in the currency sector. Strong trends developed from a weakening U.S. dollar and continued through June. Most of the majors currencies made new highs versus the U.S. dollar in June.

     The interest rate sector was profitable for the Partnership despite its slow start. The quarter began with a loss as interest rates were particularly sensitive to economic data that was released, and more so to its varied interpretations. By quarter end, the Partnership profited from a strong bond market, which benefited from the weakness in the stock market and unchanged interest rates.

     The trading in stock indices found profits from its short positions. Worldwide equity market attempted to move higher, but failed and resumed their longer-term downtrend.

     The metals sector sustained slight losses for the quarter. In June, the uptrend in gold reversed and losses were sustained on a long position eliminating slight profits earned earlier in the quarter.

     JANUARY 1, 2001 to JUNE 30, 2001
     --------------------------------

     January 1, 2001 to March 31, 2001

     Trading in the interest rate markets was profitable during the quarter. Eurodollar trading was successful in January as the weakening U.S. economy and the Federal Reserve's move to cut interest rates caused Eurodollar futures contracts to rise dramatically from December 2000 lows. Japanese ten-year bonds and Euro-bund cross futures trading was profitable in February and March.

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

     Stock index trading was moderately successful for the Partnership. Profits from Hang Seng and FTSE Financial Times Stock Index outweighed losses from Nikkei 225, German DAX and Topix positions. Global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easings.

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

     Trading in the interest rate sector was highly unprofitable for the Partnership. Positions in Euro-Bond futures, U.S. Treasury bonds and U.S. 10-year notes had significant losses.



     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             Not applicable

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

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

           There were no reports on Form 8-K filed during the first six months of fiscal 2002.

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


                              JOHN W. HENRY & CO./MILLBURN L.P.






                              By:  MLIM ALTERNATIVE STRATEGIES LLC
                                        (General Partner)






Date: August 15, 2002         By /s/ FABIO P. SAVOLDELLI
                                 -----------------------
                                 Fabio P. Savoldelli
                                 Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002        By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, the general partner of John W. Henry & Co./Millburn L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.

Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)