Form 10-Q
period 2002-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2002-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2002              2001
                                                          (UNAUDITED)
                                                         --------------    --------------
ASSETS

Investments                                               $  33,245,858    $   26,155,682
Receivable from investments                                     198,200           220,310
                                                          -------------    --------------
                           TOTAL                          $  33,444,058    $   26,375,992
                                                          =============    ==============
LIABILITY AND PARTNERS' CAPITAL

         Redemptions payable                              $     198,200    $      220,310
                                                          -------------    --------------
                  Total liabilities                             198,200           220,310
                                                          -------------    --------------
PARTNERS' CAPITAL:

  General Partner:
         (284 and 284 Series A Units)                           107,352            76,061
         (613 and 613 Series B Units)                           188,275           133,398
         (450 and 450 Series C Units)                           107,699            76,317

  Limited Partners:

         (22,666 and 25,601 Series A Units)                   8,567,796         6,856,493
         (50,219 and 55,127 Series B Units)                  15,424,129        11,996,457
         (36,980 and 41,374 Series C Units)                   8,850,607         7,016,956
                                                          -------------    --------------
                  Total partners' capital                    33,245,858        26,155,682
                                                          -------------    --------------
                           TOTAL                          $  33,444,058    $   26,375,992
                                                          =============    ==============
NET ASSET VALUE PER UNIT

  Series A (Based on 22,950 and 25,885 Units outstanding) $      378.00    $       267.82
                                                          =============    ==============
  Series B (Based on 50,832 and 55,740 Units outstanding) $      307.14    $       217.61
                                                          =============    ==============
  Series C (Based on 37,430 and 41,824 Units outstanding) $      239.33    $       169.60
                                                          =============    ==============


See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              FOR THE THREE    FOR THE THREE    FOR THE NINE    FOR THE NINE
                                              MONTHS ENDED     MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                  2002            2001             2002             2001
                                             ---------------  --------------   --------------   --------------
REVENUES:
   Income from investments                    $   5,421,404   $    1,836,810    $  10,040,634   $    2,799,007
                                              -------------   --------------    -------------   --------------

NET INCOME                                    $   5,421,404   $    1,836,810    $  10,040,634   $    2,799,007
                                              =============   ==============    =============   ==============
NET INCOME PER UNIT:
   Weighted average number of General Partner
   and Limited Partner Units outstanding            113,982          129,751          118,286          135,114
                                              =============   ==============    =============   ==============
   Net income per weighted average
   General Partner and Limited Partner Unit   $       47.56   $        14.16    $       84.88   $        20.72
                                              =============   ==============    =============   ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                             UNITS                               GENERAL PARTNER
                                            ------                              -----------------
                            SERIES A      SERIES B        SERIES C     SERIES A     SERIES B     SERIES C
                            ---------    -----------      ---------    ---------   ----------   ----------
PARTNERS' CAPITAL,
  December 31, 2000           29,064         67,053          48,130    $  84,379   $  152,621   $   86,921

Net income                        --             --              --        8,384       15,164        8,636

Redemptions                   (2,000)        (8,624)         (5,230)          --           --           --
                            ---------    -----------      ----------   ---------   ----------   ----------
PARTNERS' CAPITAL,
  September 30, 2001          27,064         58,429          42,900    $  92,763   $  167,785   $   95,557
                            =========    ===========      ==========   =========   ==========   ==========

PARTNERS' CAPITAL,
  December 31, 2001          25,885          55,740          41,824    $  76,061   $  133,398   $   76,317

Net income                     --                --              --       31,291       54,877       31,382

Redemptions                  (2,935)         (4,908)         (4,394)          --           --           --
                            ---------    -----------      ----------   ---------   ----------   ----------
PARTNERS' CAPITAL,
  September 30, 2002         22,950          50,832          37,430    $ 107,352   $  188,275   $  107,699
                            =========    ===========      ==========   =========   ==========   ==========


                                           Limited Partners
                                         -------------------
                          Series A        Series B       Series C          Total
                       ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2000    $  7,415,475    $ 13,906,094    $  7,777,655      29,423,145

Net income                  704,997       1,309,830         751,996       2,799,007

Redemptions                (535,682)     (1,917,415)       (919,547)     (3,372,644)
                       -------------   -------------   -------------   -------------
PARTNERS' CAPITAL,
  September 30, 2001   $  7,584,790    $ 13,298,509    $  7,610,104      28,849,508
                       =============   =============   =============   =============

PARTNERS' CAPITAL,
  December 31, 2001    $  6,856,493    $ 11,996,457    $  7,016,956    $ 26,155,682

Net income                2,594,567       4,643,337       2,685,180      10,040,634

Redemptions                (883,264)     (1,215,665)       (851,529)     (2,950,458)
                       -------------   -------------   -------------   -------------
PARTNERS' CAPITAL,
  September 30, 2002   $  8,567,796    $ 15,424,129    $  8,850,607    $ 33,245,858
                       =============   =============   =============   =============



See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of September 30, 2002, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLC", collectively) of $16,622,929 and $16,622,929, respectively. For the year ending December 31, 2001, the Partnership had investments in JWH LLC and Millburn LLC of $13,077,841 and $13,077,841, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:

FOR THE THREE MONTHS                       CHANGE IN       INTEREST       BROKERAGE     ADMINISTRATIVE    PROFIT       INCOME FROM
ENDED SEPTEMBER 30, 2002    REALIZED       UNREALIZED       INCOME       COMMISSIONS         FEES         SHARES       INVESTMENTS
                           -----------    -----------     -----------    -----------    --------------- -----------    -----------
SERIES A UNITS

JWH LLC (unaudited)        $ 1,422,155    $  (283,049)    $    18,636    $    96,179    $      2,830    $   162,990    $   895,743
Millburn LLC (unaudited)       991,856       (261,222)         16,830         89,255           2,625        135,626        519,958
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------

Total                      $ 2,414,011    $  (544,271)    $    35,466    $   185,434    $      5,455    $   298,616    $ 1,415,701
                           ===========    ============    ===========    ===========    ============    ===========    ===========
SERIES B UNITS

JWH LLC (unaudited)        $ 2,580,600    $  (529,832)    $    33,593    $   173,510    $      5,102    $   301,902    $ 1,603,847
Millburn LLC (unaudited)     1,805,132       (487,604)         30,348        160,884           4,732        244,579        937,681
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 4,385,732    $(1,017,436)    $    63,941    $   334,394    $      9,834    $   546,481    $ 2,541,528
                           ===========    ============    ===========    ===========    ============    ===========    ===========
SERIES C UNITS

JWH LLC (unaudited)        $ 1,470,578    $  (288,748)    $    19,316    $    99,763    $      2,934    $   173,799    $   924,650
Millburn LLC (unaudited)     1,032,304       (274,269)         17,448         92,513           2,721        140,724        539,525
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 2,502,882    $  (563,017)    $    36,764    $   192,276    $      5,655    $   314,523    $ 1,464,175
                           ===========    ============    ===========    ===========    ============    ===========    ===========
TOTAL ALL UNITS

JWH LLC (unaudited)        $ 5,473,333    $(1,101,629)    $    71,545    $   369,452    $     10,866    $   638,691    $ 3,424,240
Millburn LLC (unaudited)     3,829,292     (1,023,095)         64,626        342,652          10,078        520,929      1,997,164
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 9,302,625    $(2,124,724)    $   136,171    $   712,104    $     20,944    $ 1,159,620    $ 5,421,404
                           ===========    ============    ===========    ===========    ============    ===========    ===========

FOR THE THREE MONTHS                       CHANGE IN       INTEREST       BROKERAGE     ADMINISTRATIVE    PROFIT       INCOME FROM
ENDED SEPTEMBER 30, 2001    REALIZED       UNREALIZED       INCOME       COMMISSIONS         FEES         SHARES       INVESTMENTS
                           -----------    -----------     -----------    -----------    --------------- -----------    -----------
SERIES A UNITS

JWH LLC (unaudited)        $   253,595    $    96,613     $    32,748    $    83,102    $     2,444     $      --      $   297,410
Millburn LLC (unaudited)       207,935         30,760          30,260         74,583          2,194            --          192,178
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $   461,530    $   127,373     $    63,008    $   157,685    $     4,638     $      --      $   489,588
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
SERIES B UNITS

JWH LLC (unaudited)        $   436,416    $   174,162     $    57,701    $   146,332    $     4,304     $      --      $   517,643
Millburn LLC (unaudited)       363,313         57,305          53,763        132,431          3,895            --          338,055
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $   799,729    $   231,467     $   111,464    $   278,763    $     8,199     $      --      $   855,698
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
SERIES C UNITS

JWH LLC (unaudited)        $   252,169    $    98,028     $    32,736    $    83,060    $     2,443     $      --      $   297,430
Millburn LLC (unaudited)       208,925         32,042          30,499         75,162          2,210            --          194,094
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $   461,094    $   130,070     $    63,235    $   158,222    $     4,653     $      --      $   491,524
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
TOTAL ALL UNITS

JWH LLC (unaudited)        $   942,180    $   368,803     $   123,185    $   312,494    $     9,191     $      --      $ 1,112,483
Millburn LLC (unaudited)       780,173        120,107         114,522        282,176          8,299            --          724,327
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 1,722,353    $   488,910     $   237,707    $   594,670    $    17,490     $      --      $ 1,836,810
                           ===========    ===========     ===========    ===========    ============    ===========    ===========



FOR THE NINE MONTHS                        CHANGE IN       INTEREST       BROKERAGE     ADMINISTRATIVE    PROFIT       INCOME FROM
ENDED SEPTEMBER 30, 2002    REALIZED       UNREALIZED       INCOME       COMMISSIONS         FEES         SHARES       INVESTMENTS
                           -----------    -----------     -----------    -----------    --------------- -----------    -----------
SERIES A UNITS

JWH LLC (unaudited)        $ 1,779,049    $   235,485     $    44,998    $   237,610    $     6,992     $   162,990    $ 1,651,940
Millburn LLC (unaudited)     1,189,391        146,913          44,276        230,095          6,766         169,804        973,915
                           -----------    ------------    -----------    -----------    ------------     -----------    -----------
Total                      $ 2,968,440    $   382,398     $    89,274    $   467,705    $    13,758     $   332,794    $ 2,625,855
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
SERIES B UNITS

JWH LLC (unaudited)        $ 3,215,915    $   394,046     $    80,163    $   423,446    $    12,452     $   301,902    $ 2,952,324
Millburn LLC (unaudited)     2,153,279        240,709          78,843        409,699         12,051         305,188      1,745,893
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 5,369,194    $   634,755     $   159,006    $   833,145    $    24,503     $   607,090    $ 4,698,217
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
SERIES C UNITS

JWH LLC (unaudited)        $ 1,837,075    $   252,637     $    46,710    $   246,708    $     7,256     $   173,799    $ 1,708,659
Millburn LLC (unaudited)     1,236,952        146,670          45,985        238,831          7,024         175,849      1,007,903
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 3,074,027    $   399,307     $    92,695    $   485,539    $    14,280     $   349,648    $ 2,716,562
                           ===========    ===========     ===========    ===========    ============    ===========    ===========
TOTAL ALL UNITS

JWH LLC (unaudited)        $ 6,832,039    $   882,168     $   171,871    $   907,764    $    26,700     $   638,691    $ 6,312,923
Millburn LLC (unaudited)     4,579,622        534,292         169,104        878,625         25,841         650,841      3,727,711
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $11,411,661    $ 1,416,460     $   340,975    $ 1,786,389    $    52,541     $ 1,289,532    $10,040,634
                           ===========    ===========     ===========    ===========    ============    ===========    ===========

FOR THE NINE MONTHS                        CHANGE IN       INTEREST       BROKERAGE     ADMINISTRATIVE    PROFIT       INCOME FROM
ENDED SEPTEMBER 30, 2001    REALIZED       UNREALIZED       INCOME       COMMISSIONS         FEES         SHARES       INVESTMENTS
                           -----------    -----------     -----------    -----------    --------------- -----------    -----------
SERIES A UNITS

JWH LLC (unaudited)        $ 1,183,688    $  (580,077)     $  118,727    $   255,988    $      7,529    $      --      $   458,821
Millburn LLC (unaudited)       933,548       (546,707)        102,957        228,517           6,721           --          254,560
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 2,117,236    $(1,126,784)    $   221,684    $   484,505    $     14,250    $      --      $   713,381
                           ===========    ============    ===========    ===========    ============    ===========    ===========
SERIES B UNITS

JWH LLC (unaudited)        $ 2,197,941    $(1,084,505)    $   217,892    $   467,979    $     13,764    $      --      $   849,585
Millburn LLC (unaudited)     1,721,578     (1,003,032)        190,352        421,104          12,385           --          475,409
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 3,919,519    $(2,087,537)    $   408,244    $   889,083    $     26,149    $      --      $ 1,324,994
                           ===========    ============    ===========    ===========    ============    ===========    ===========
SERIES C UNITS

JWH LLC (unaudited)        $ 1,246,423    $  (610,188)    $   122,562    $   263,432    $      7,748    $      --      $   487,617
Millburn LLC (unaudited)       972,412       (562,484)        107,092        237,033           6,972           --          273,015
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 2,218,835    $(1,172,672)    $   229,654    $   500,465    $     14,720    $      --      $   760,632
                           ===========    ============    ===========    ===========    ============    ===========    ===========

TOTAL ALL UNITS

JWH LLC (unaudited)        $ 4,628,052    $(2,274,770)    $   459,181    $   987,399    $     29,041    $      --      $ 1,796,023
Millburn LLC (unaudited)     3,627,538     (2,112,223)        400,401        886,654          26,078           --        1,002,984
                           -----------    ------------    -----------    -----------    ------------    -----------    -----------
Total                      $ 8,255,590    $(4,386,993)    $   859,582    $ 1,874,053    $     55,119    $      --      $ 2,799,007
                           ===========    ============    ===========    ===========    ============    ===========    ===========


     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                              SEPTEMBER 30, 2002
                                                (UNAUDITED)                                  DECEMBER 31, 2001
                        ----------------------------------------     ----------------------------------------------
                             JWH                     Millburn             JWH                        Millburn
                             LLC                       LLC                LLC                          LLC
                        --------------------     ----------------   ---------------------    ---------------------
Assets                  $         18,327,982     $     16,656,650   $          13,692,020    $          13,171,887
                        ====================     ================   =====================    =====================
Liabilities             $          1,705,053     $         33,721   $             614,179    $              94,046
Members' Capital                  16,622,929           16,622,929              13,077,841               13,077,841
                        --------------------     ----------------   ---------------------    ---------------------
Total                   $         18,327,982     $     16,656,650   $          13,692,020    $          13,171,887
                        ====================     ================   =====================    =====================




                                                              JWH LLC
                           FOR THE THREE           FOR THE THREE        FOR THE NINE             FOR THE NINE
                           MONTHS ENDED             MONTHS ENDED        MONTHS ENDED             MONTHS ENDED
                         SEPTEMBER 30, 2002     SEPTEMBER 30, 2001   SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                           (UNAUDITED)               (UNAUDITED)         (UNAUDITED)              (UNAUDITED)
                        --------------------     -----------------  ---------------------    ---------------------
Revenues                $          4,443,251     $      1,434,168   $           7,886,080    $           2,812,463
Expenses                           1,019,010              321,685               1,573,156                1,016,440
                        --------------------     ----------------   ---------------------    ---------------------
Net Income              $          3,424,241     $      1,112,483   $           6,312,924    $           1,796,023
                        ====================     ================   =====================    =====================


                                                                 MILLBURN LLC
                          FOR THE THREE             FOR THE THREE          FOR THE NINE            FOR THE NINE
                           MONTHS ENDED             MONTHS ENDED           MONTHS ENDED            MONTHS ENDED
                        SEPTEMBER 30, 2002      SEPTEMBER 30, 2001     SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                           (UNAUDITED)              (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                        --------------------    ------------------- ---------------------    ---------------------
Revenues                $          2,870,821     $      1,014,802   $           5,283,016    $           1,915,716

Expenses                             873,658              290,475               1,555,306                  912,732
                        --------------------     ----------------   ---------------------    ---------------------
Net Income              $          1,997,163     $        724,327   $           3,727,710    $           1,002,984
                        ====================     ================   =====================    =====================

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

The Partnership, through the Trading LLCs, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers. The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition of the Trading LLC's under Equity in commodity futures trading accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

---------------------------------------------------------------------------------------
         JAN.     FEB.    MAR.     APR.     MAY      JUN      JUL.    AUG.     SEP.
---------------------------------------------------------------------------------------
2001    $264.13  $265.03 $297.36  $274.43  $279.83  $265.64  $253.76 $273.60  $283.68
---------------------------------------------------------------------------------------
2002    $269.22  $255.81 $242.23  $237.12  $258.85  $317.98  $345.63 $355.58  $378.00
---------------------------------------------------------------------------------------


MONTH-END NET ASSET VALUE PER SERIES B UNIT

----------------------------------------------------------------------------------------
        JAN.     FEB.     MAR.     APR.     MAY     JUN.     JUL.     AUG.     SEP.
----------------------------------------------------------------------------------------
2001    $214.61  $215.32  $241.58  $222.96  $227.36 $215.83  $206.18  $222.29  $230.47
----------------------------------------------------------------------------------------
2002    $218.75  $207.86  $196.82  $192.67  $210.33 $258.37  $280.70  $288.92  $307.14
----------------------------------------------------------------------------------------



MONTH-END NET ASSET VALUE PER SERIES C UNIT

---------------------------------------------------------------------------------------
        JAN.     FEB.    MAR.     APR.     MAY      JUN.     JUL.    AUG.     SEP.
---------------------------------------------------------------------------------------
2001    $167.25  $167.81 $188.27  $173.76  $177.19  $168.20  $160.69 $173.24  $179.62
---------------------------------------------------------------------------------------
2002    $170.48  $161.99 $153.39  $150.15  $163.92  $201.36  $218.76 $225.14  $239.33
---------------------------------------------------------------------------------------


Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs . The following commentary describes the trading results of the Trading LLCs.

JANUARY 1, 2002 TO SEPTEMBER 30, 2002
-------------------------------------

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

July 1, 2002 to September 30, 2002

Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

Stock index futures also brought strong positive returns for the quarter. The downward trending market created a good environment for the trend following traders. Investors in the equity markets are still liquidating equity exposure.

Metals produced only slight losses this quarter citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

Currency trading was the sad story this quarter being the sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $100,571, which is included in the realized profit of JWH LLC and Millburn LLC for $52,219 and $48,352, respectively. The effect of the settlement payment was included in the Partnership's performance in August.

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

Trading in the interest rate sector was highly unprofitable for the Partnership. Positions in Euro-Bond futures, U.S. Treasury bonds and U.S. ten-year notes had significant losses.

July 1 2001 to September 30, 2001

Stock index trading was profitable as various short positions fueled gains for the quarter. Short positions in the Japanese Nikkei and German DAX were profitable as indexes fell on poor corporate earnings and investor's anxiety that the terrorist attacks would cause the global economic slump to worsen.

Trading in the interest rate sector was profitable. Eurodollar trading offset losses on Euro-Bund futures. Late gains from Japanese ten-year bonds negated earlier losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b)  Reports on Form 8-K
               --------------------

              There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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

                                            JOHN W. HENRY & CO./MILLBURN L.P.






                                            By:  MLIM ALTERNATIVE STRATEGIES LLC
                                                        (General Partner)






Date:  November 14, 2002                    By /S/ FABIO P. SAVOLDELLI
                                               -----------------------
                                               Fabio P. Savoldelli
                                               Chairman, Chief Executive Officer
                                               and Manager
                                               (Principal Executive Officer)







Date:  November 14, 2002                    By /S/ MICHAEL L. PUNGELLO
                                               -----------------------
                                               Michael L. Pungello
                                               Vice President, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial and
                                                Accounting Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John W. Henry & Co./Millburn L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /S/ FABIO P. SAVOLDELLI
   -----------------------
   Fabio P. Savoldelli
   Chairman, Chief Executive Officer and Manager
   (Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John W. Henry & Co./Millburn L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /S/ MICHAEL L. PUNGELLO
   -----------------------
   Michael L. Pungello
   Vice President, Chief Financial Officer
   and Treasurer
   (Principal Financial and Accounting Officer)