Form 10-K
period 2002-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2003-03-28
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     06-1287586
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                  C/O MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                  --------------------------------------------
                    (Address of principal executive offices)

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

                                                                   Yes /X/    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2003, limited partnership units with an aggregate value of $33,076,338 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                        JOHN W. HENRY & CO./MILLBURN L.P.

                       ANNUAL REPORT FOR 2002 ON FORM 10-K

                                TABLE OF CONTENTS

                                                    PART I                                                PAGE
                                                    ------                                                ----
Item 1.    Business......................................................................................   1

Item 2.    Properties....................................................................................   5

Item 3.    Legal Proceedings.............................................................................   5

Item 4.    Submission of Matters to a Vote of Security Holders...........................................   5


                                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................   5

Item 6.    Selected Financial Data.......................................................................   6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........  11

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................  15

Item 8.    Financial Statements and Supplementary Data...................................................  21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  21


                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............................................  21

Item 11.   Executive Compensation........................................................................  22

Item 12.   Security Ownership of Certain Beneficial Owners and Management................................  23

Item 13.   Certain Relationships and Related Transactions................................................  23

Item 14.   Controls and Procedures.......................................................................  24

                                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  25

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

                Merrill Lynch Alternative Investments LLC ("MLAI LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker.

                Merrill Lynch Alternative Investments LLC was formerly known as MLIM Alternative Strategies LLC ("MLIM AS LLC"). As of February 28, 2003, MLIM Alternative Strategies changed its name to Merrill Lynch Alternative Investments LLC, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

                The Advisors have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 2002, 50% of the capital of each series of units was allocated to JWH and 50% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs") sponsored by MLAI LLC, each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLAI LLC. Throughout this document, references to the Partnership refer to the Partnership's investment in the Trading LLC's.

                As of December 31, 2002, the aggregate capitalization of the Partnership was $30,928,775, the total capitalization of the Series A, Series B and Series C Units was $8,105,834, $14,478,511 and $8,344,430, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $358.55 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $291.34 and $227.02, respectively.

                The highest month-end Net Asset Value per Series A Unit through December 31, 2002 was $378.00 (excluding the distributions paid in 1990) (September 30, 2002) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2002 was $307.14 (September 30, 2002) and the
                lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2002 was $239.33 (September 30,
2002) and the lowest $75.87 (May 31, 1992).

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

                The Partnership accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLAI LLC through which the trading accounts of different MLAI LLC-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

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

                During 2002 and 2001, all of the Partnership's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Partnership during these two years.

                The Partnership's average month-end Net Assets during 2002, 2001 and 2000 equaled $27,713,533, $28,586,131, and $30,694,862, respectively.

                The Partnership pays brokerage commissions to MLPF&S at a flat monthly rate of 0.708 of 1% (a 8.50% annual rate) of the Partnership's month-end assets. The Partnership pays MLAI LLC a monthly administrative fee of 0.021 of 1% (a 0.25% annual rate) of the Partnership's month-end assets.

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

                                                  MLAI LLC estimates that the
                                                  round-turn equivalent rates
                                                  charged to ML Millburn Global
                                                  L.L.C. ("Millburn") during
                                                  the years ended 2002, 2001 and
                                                  2000 were approximately $309,
                                                  $242, and $324, respectively.
                                                  MLAI LLC estimates that the
                                                  round-turn equivalent rates
                                                  charged to ML JWH Financial
                                                  and Metals Portfolio L.L.C.
                                                  ("JWH") during the years
                                                  ended 2002, 2001 and 2000 were
                                                  approximately $236, $155, and
                                                  $146, respectively.

MLPF&S              Use of Partnership assets     Merrill Lynch may derive an
                                                  economic benefit from the
                                                  deposit of certain of the
                                                  Partnership's U.S. dollar
                                                  assets.

MLAI LLC            Administrative Fees           The Partnership pays MLAI LLC
                                                  a monthly Administrative Fee
                                                  equal to 0.021 of 1% (0.25%
                                                  annually) of the Partnership's
                                                  month-end assets. MLAI LLC
                                                  pays all of the Partnership's
                                                  routine administrative costs.

Other               Bid-ask spreads               Bid-ask spreads on forward and
Counterparties                                    related trades.

Advisors            Profit Shares                 Profit shares of 20% of any
                                                  New Trading Profit, either as
                                                  of the end of each calendar
                                                  quarter or year, achieved by
                                                  each Advisor's trading
                                                  account, individually, were
                                                  paid to JWH and Millburn,
                                                  respectively. Profit Shares
                                                  are also paid upon redemption
                                                  of Units. New Trading Profit
                                                  is calculated separately in
                                                  respect of each Advisor,
                                                  irrespective of the overall
                                                  performance of the
                                                  Partnership.

Advisors            Consulting Fees               MLPF&S pays the Advisors
                                                  annual consulting fees of 2%
                                                  of the average month-end
                                                  assets allocated to them for
                                                  management.

MLPF&S;             Extraordinary expenses        Actual costs incurred; none
 Others                                           paid to date.

                REGULATION

                MLAI LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLAI LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

                The Partnership's administrative offices are the administrative offices of MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Partnership from MLAI LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

                Merrill Lynch, a partner of MLIM which is the sole member of MLAI LLC and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI LLC or the Partnership.

                MLAI LLC itself has never been the subject of any material litigation.

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

       (b)      HOLDERS:

                As of December 31, 2002, there were 212, 606 and 308 holders of the Series A, B and C Units, respectively, including MLAI LLC.

       (c)      DIVIDENDS:

                The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. MLAI LLC does not presently intend to make any further distributions.

       (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                PLANS:

                Not applicable.

Item 5(b)

                Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

       The following selected financial data has been derived from the audited financial statements of the Partnership.[OBJECT OMITTED]

                                        FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR    FOR THE YEAR
                                            ENDED            ENDED            ENDED            ENDED            ENDED
                                        DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
INCOME STATEMENT DATA                       2002              2001             2000             1999            1998
------------------------------------------------------------------------------------------------------------------------
Revenues:

Income (Loss) from Investments           $ 8,302,393      $ 1,265,275     $ (2,426,515)    $ (6,145,111)    $ 1,867,451
                                      ----------------------------------------------------------------------------------
Net Income (Loss)                        $ 8,302,393      $ 1,265,275     $ (2,426,515)    $ (6,145,111)    $ 1,867,451
                                      ==================================================================================

                                        DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
Balance Sheet Data                          2002              2001             2000             1999            1998
------------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value              $30,928,775      $26,155,682      $29,423,145      $42,876,172     $56,163,313
Net Asset Value per Series A Unit            $358.55          $267.82          $258.05          $260.14         $296.13
Net Asset Value per Series B Unit            $291.34          $217.61          $209.67          $211.47         $240.61
Net Asset Value per Series C Unit            $227.02          $169.60          $163.40          $164.80         $187.52

All income is from investing in the Trading LLC's.

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES A UNIT
-------------------------------------------------------------------------------------------------------------------------------
          JAN.      FEB.     MAR.      APR.       MAY      JUNE     JULY      AUG.      SEPT.      OCT.      NOV.      DEC.
-------------------------------------------------------------------------------------------------------------------------------
   1998   $281.00  $268.85   $270.14   $248.62   $257.02  $249.67   $238.22   $270.01   $305.92    $298.60   $280.52   $296.13
-------------------------------------------------------------------------------------------------------------------------------
   1999   $287.86  $291.22   $288.12   $297.02   $303.11  $319.42   $310.07   $302.24   $289.40    $263.84   $261.74   $260.14
-------------------------------------------------------------------------------------------------------------------------------
   2000   $255.72  $238.38   $230.44   $230.52   $221.13  $201.51   $199.30   $197.17   $189.80    $203.48   $220.58   $258.05
-------------------------------------------------------------------------------------------------------------------------------
   2001   $264.13  $265.03   $297.36   $274.43   $279.83  $265.64   $253.76   $273.76   $283.68    $296.39   $254.29   $267.82
-------------------------------------------------------------------------------------------------------------------------------
   2002   $269.22  $255.81   $242.23   $237.12   $258.85  $317.98   $345.63   $355.58   $378.00    $350.39   $333.11   $358.55
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES B UNIT
-------------------------------------------------------------------------------------------------------------------------------
          JAN.      FEB.     MAR.      APR.       MAY      JUNE     JULY      AUG.      SEPT.      OCT.      NOV.      DEC.
-------------------------------------------------------------------------------------------------------------------------------
   1998   $228.36  $218.48   $219.55   $202.07   $208.90  $202.93   $193.60   $219.40   $248.57    $242.64   $227.97   $240.61
-------------------------------------------------------------------------------------------------------------------------------
   1999   $233.92  $236.65   $234.15   $241.40   $246.31  $259.56   $251.96   $245.60   $235.20    $214.43   $212.74   $211.47
-------------------------------------------------------------------------------------------------------------------------------
   2000   $207.89  $193.79   $187.32   $187.37   $179.72  $163.78   $161.98   $160.25   $154.25    $165.39   $179.25   $209.67
-------------------------------------------------------------------------------------------------------------------------------
   2001   $214.61  $215.32   $241.58   $222.96   $227.36  $215.83   $206.18   $222.29   $230.47    $240.80   $206.64   $217.61
-------------------------------------------------------------------------------------------------------------------------------
   2002   $218.75  $207.86   $196.82   $192.67   $210.33  $258.37   $280.70   $288.92   $307.14    $284.70   $270.66   $291.34
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SERIES C UNIT
-------------------------------------------------------------------------------------------------------------------------------
          JAN.      FEB.     MAR.      APR.       MAY      JUNE     JULY      AUG.      SEPT.      OCT.      NOV.      DEC.
-------------------------------------------------------------------------------------------------------------------------------
   1998   $177.97  $170.27   $171.11   $157.48   $162.80  $158.15   $150.88   $170.99   $193.72    $189.10   $177.67   $187.52
-------------------------------------------------------------------------------------------------------------------------------
   1999   $182.30  $184.43   $182.48   $188.13   $191.96  $202.28   $196.36   $191.41   $183.30    $167.12   $165.80   $164.80
-------------------------------------------------------------------------------------------------------------------------------
   2000   $162.02  $151.03   $145.99   $146.03   $140.07  $127.64   $126.24   $124.89   $120.24    $128.90   $139.70   $163.40
-------------------------------------------------------------------------------------------------------------------------------
   2001   $167.25  $167.81   $188.27   $173.76   $177.19  $168.20   $160.69   $173.24   $179.62    $187.67   $161.04   $169.60
-------------------------------------------------------------------------------------------------------------------------------
   2002   $170.48  $161.99   $153.39   $150.15   $163.92  $201.36   $218.76   $225.14   $239.33    $221.85   $210.91   $227.02
-------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1998 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                DECEMBER 31, 2002

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $18,182,000
                       CURRENT CAPITALIZATION: $8,105,834
                   WORST MONTHLY DRAWDOWN(2):(14.20)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.59)% (7/99-9/00)

          NET ASSET VALUE PER SERIES A UNIT, DECEMBER 31, 2002: $358.55

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
MONTH                       2002       2001         2000      1999         1998
--------------------------------------------------------------------------------
January                      0.52%      2.36%      (1.70)%    (2.79)%     (1.09)%
--------------------------------------------------------------------------------
February                    (4.98)      0.34       (6.78)      1.17       (4.32)
--------------------------------------------------------------------------------
March                       (5.31)     12.20       (3.33)     (1.06)       0.48
--------------------------------------------------------------------------------
April                       (2.11)     (7.71)       0.03       3.09       (7.97)
--------------------------------------------------------------------------------
May                          9.17       1.97       (4.07)      2.05        3.38
--------------------------------------------------------------------------------
June                        22.84      (5.07)      (8.87)      5.38       (2.86)
--------------------------------------------------------------------------------
July                         8.70      (4.47)      (1.10)     (2.93)      (4.58)
--------------------------------------------------------------------------------
August                       2.88       7.82       (1.07)     (2.53)      13.34
--------------------------------------------------------------------------------
September                    6.31       3.69       (3.74)     (4.25)      13.30
--------------------------------------------------------------------------------
October                     (7.30)      4.48        7.21      (8.83)      (2.39)
--------------------------------------------------------------------------------
November                    (4.93)    (14.20)       8.40      (0.80)      (6.05)
--------------------------------------------------------------------------------
December                     7.64       5.32       16.99      (0.61)       5.56
--------------------------------------------------------------------------------
Compound Annual
Rate of Return              33.90%      3.79%      (0.81)%   (12.15)%      4.24%
--------------------------------------------------------------------------------

                (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                DECEMBER 31, 2002

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     INCEPTION OF TRADING: January 28, 1991
                      AGGREGATE SUBSCRIPTIONS: $50,636,000
                       CURRENT CAPITALIZATION: $14,478,511
                   WORST MONTHLY DRAWDOWN(2): (14.91)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.57)% (7/99-9/00)

                                  -------------

          NET ASSET VALUE PER SERIES B UNIT, DECEMBER 31, 2002: $291.34

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
MONTH                       2002       2001        2000       1999         1998
--------------------------------------------------------------------------------
January                      0.52%      2.36%      (1.69)%    (2.78)%     (1.09)%
--------------------------------------------------------------------------------
February                    (4.98)      0.33       (6.78)      1.17       (4.33)
--------------------------------------------------------------------------------
March                       (5.31)     12.20       (3.34)     (1.06)       0.49
--------------------------------------------------------------------------------
April                       (2.11)     (7.71)       0.02       3.10       (7.96)
--------------------------------------------------------------------------------
May                          9.17       1.97       (4.08)      2.04        3.38
--------------------------------------------------------------------------------
June                        22.84      (5.07)      (8.87)      5.38       (2.86)
--------------------------------------------------------------------------------
July                         8.64      (4.47)      (1.10)     (2.93)      (4.60)
--------------------------------------------------------------------------------
August                       2.92       7.81       (1.07)     (2.52)      13.33
--------------------------------------------------------------------------------
September                    6.30       3.68       (3.73)     (4.24)      13.30
--------------------------------------------------------------------------------
October                     (7.30)      4.48        7.20      (8.83)      (2.39)
--------------------------------------------------------------------------------
November                    (4.93)    (14.19)       8.38      (0.79)      (6.05)
--------------------------------------------------------------------------------
December                     7.64       5.31       16.97      (0.60)       5.54
--------------------------------------------------------------------------------
Compound Annual
Rate of Return              33.88%      3.78%      (0.86)%   (12.11)%      4.20%
--------------------------------------------------------------------------------

                (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                DECEMBER 31, 2002

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1992
                      AGGREGATE SUBSCRIPTIONS: $40,000,000
                       CURRENT CAPITALIZATION: $8,344,430
                   WORST MONTHLY DRAWDOWN(2): (14.19)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (40.57)% (7/99-9/00)

                                  -------------

          NET ASSET VALUE PER SERIES C UNIT, DECEMBER 31, 2002: $227.02

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
MONTH                        2002      2001        2000       1999        1998
--------------------------------------------------------------------------------
January                      0.52%      2.36%      (1.69)%    (2.78)%     (1.08)%
--------------------------------------------------------------------------------
February                    (4.98)      0.33       (6.78)      1.17       (4.33)
--------------------------------------------------------------------------------
March                       (5.31)     12.20       (3.34)     (1.06)       0.49
--------------------------------------------------------------------------------
April                       (2.11)     (7.71)       0.02       3.10       (7.97)
--------------------------------------------------------------------------------
May                          9.17       1.97       (4.08)      2.04        3.38
--------------------------------------------------------------------------------
June                        22.84      (5.07)      (8.87)      5.38       (2.86)
--------------------------------------------------------------------------------
July                         8.64      (4.47)      (1.10)     (2.93)      (4.60)
--------------------------------------------------------------------------------
August                       2.92       7.81       (1.07)     (2.52)      13.33
--------------------------------------------------------------------------------
September                    6.30       3.68       (3.73)     (4.24)      13.29
--------------------------------------------------------------------------------
October                     (7.30)      4.48        7.20      (8.83)      (2.38)
--------------------------------------------------------------------------------
November                    (4.93)    (14.19)       8.38      (0.79)      (6.05)
--------------------------------------------------------------------------------
December                     7.64       5.31       16.97      (0.60)       5.54
--------------------------------------------------------------------------------
Compound Annual
Rate of Return              33.86%      3.79%      (0.86)%   (12.11)%      4.20%
--------------------------------------------------------------------------------

                (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

                JWH and Millburn have been the Partnership's two Advisors since inception. Although from time to time one of the Advisors is allocated a greater percentage of the Partnership's assets than the other as a result of differential performance, MLAI LLC periodically rebalances the Partnership's asset allocation to approximately 50%/50%.

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

2002

                The Partnership's overall trading was very profitable for the year, bringing in an over 33% compounded annual rate of return for 2002. The major contributors were the financial futures and forward sectors. The metals sector produced moderate losses for the year.

                The interest rate sector was profitable for the Partnership despite its slow start. The year began with a loss as interest rates were particularly sensitive to economic data that was released, and more so to its varied interpretations. By June, the Partnership profited from a strong bond market, which benefited from the weakness in the stock market and unchanged interest rates. Economic numbers in the United States suggested that the economy was stabilizing, however, consumer confidence continued to deteriorate fueling the bond rallies in the third quarter. Economists continued to revise their world growth estimates for 2003 downward under 4%.

                The currency sector also brought in significant profits for the year. Strong trends developed from a weakening U.S. dollar during the second quarter, where most of the profits were incurred. Most of the major currencies made new highs versus the U.S. dollar in June. Currencies produced losses for the remainder of the year until December, citing currencies being repatriated to their home country and high global cash balances creating a difficult market for the Partnership in major currencies. In December, the U.S. dollar's weakness globally due to the threat of a possible war with Iraqi and tensions with North Korea created a trend that the Partnership was able to use profitably.

                The stock index sector produced profits for the year as equity markets were under heavy pressure from poor corporate earnings, accounting irregularities and a general global economic slowdown. Volatility in the equity markets was at a high level, keeping bargain hunters from re-entering the markets, keeping up a trend the Partnership was able to capitalize on through the third quarter. The sector returned some of its profits in the fourth quarter as frequent worldwide economic news releases alternated from positive to negative

                Metals trading brought in losses for the year. A choppy market for industrial metals prevented profits. Precious metals experienced similar choppy conditions. Gold appears to be the most popular investment metal, but producers are hesitant to hedge at current levels and limit their upside potential. Gold ended the year on the upside due the uncertain global economic climate.

                Specific trading results are not included for 2002 because the Partnership traded exclusively through investing in Trading LLC's.

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

                Specific trading results are not included for 2001 because the Partnership traded exclusively through investing in Trading LLC's.

2000

                Trading in the currency and interest rate sectors was profitable for the Partnership in 2000. However, losses sustained in stock market index and metals sectors more than offset those gains as the Partnership's overall trading strategy was unprofitable.

                Currency trading alternated throughout the year until December, when most of the gains were realized. The year began with the decline in the Euro as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. The Euro's weakness can be attributed to a number of factors, including the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investments outside of Europe. In April, long Swiss franc positions proved profitable despite interest rate hikes by the Swiss National Bank. Losses in Japanese yen occurred as the Japanese yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro hit all time lows against the U.S. dollar and the Japanese yen in early September despite European Central bank intervention, benefiting the Partnership's short Euro positions. December was quite profitable on the resurgence of the Euro versus both the U.S. dollar and Japanese yen and the weakness of the Japanese yen versus the U.S. dollar.

                Although profitable at year end, trading in the interest rate markets was volatile. Losses were realized in the Japanese ten-year bond, ten-year U.S. Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the first quarter. U.S. yields continued to fall mid year as investors shifted to U.S. Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Euro positions resulted in losses as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Japanese government bonds were slightly profitable in the third quarter. In November and December, gains were realized from Japanese ten-year bond and U.S. ten-year note trading as uncertainty surrounding the U.S. Presidential election resulted in investors favoring bond markets over equities.

                Stock Index markets trading was unprofitable. Early on, positions in the FTSE Financial Times Stock Index resulted in profits as the United Kingdom economy grew at a robust rate and was accompanied by low inflation. Losses were sustained in Nikkei 225 and S&P 500 positions in the second quarter as signs of rising inflation fueled fears that the U.S. Federal Reserve would continue to raise interest rates to slow the robust economy. As the Federal Reserve raised rates throughout the year, investors shifted to the safehaven of U.S. Treasuries, away from an increasingly volatile NASDAQ.

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

                Specific trading results are not included for 2000 because the Partnership traded exclusively through investing in Trading LLC's.

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

                The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to JWH and Millburn separately on their individual performance, irrespective of the overall performance of the Partnership. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation between JWH and Millburn (so that the total Profit Shares paid to the Advisor which has traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as the other Advisor incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisor) -- suggesting the likelihood of generally trendless, non-consensus markets.

                Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

                Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business, have virtually no impact on the Partnership.

LIQUIDITY; CAPITAL RESOURCES

                The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

                Substantially all of the Partnership's assets at the Trading LLC's are held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

                Except in very unusual circumstances, the Trading LLC's should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

INTRODUCTION

        PAST RESULTS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE

                The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

                Market movements result in frequent changes in the fair market value of the Trading LLC's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2002. During the fiscal year 2002, the Partnership's average capitalization was approximately $27,713,533. As of December 31, 2001, the average capitalization was approximately $28,586,131.

                The Partnership does not trade commodities or energy futures.

                                Fiscal Year 2002

                        AVERAGE VALUE       % OF AVERAGE       HIGHEST VALUE       LOWEST VALUE
MARKET SECTOR              AT RISK         CAPITALIZATION         AT RISK            AT RISK
                      -----------------  -------------------  -----------------  ----------------
Interest Rates             $ 1,263,853                4.09%          2,080,767           437,570
Currencies                   1,415,410                4.58%          2,279,690            72,314
Stock Indices                  251,584                0.81%            378,750            57,264
Metals                         588,987                1.90%            959,429            56,496
                      -----------------  -------------------  -----------------  ----------------
TOTAL                      $ 3,519,834               11.38%          5,698,636           623,644
                      =================  ===================  =================  ================

                Average, highest and lowest value at Risk amounts relate to quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average or the Partnership's capitalization at the end of each quarter of fiscal year 2002.

                                Fiscal Year 2001

                    AVERAGE VALUE     % OF AVERAGE      HIGHEST VALUE     LOWEST VALUE
MARKET SECTOR          AT RISK       CAPITALIZATION       AT RISK           AT RISK
                   ----------------  ---------------   ---------------  ----------------
Interest Rates         $ 1,323,842             4.63%      $ 1,685,684      $ 1,120,678
Currencies               1,331,945             4.66%        1,452,519        1,194,436
Stock Indices              390,151             1.36%          597,693          269,104
Metals                     258,383             0.90%          305,800          201,216
                   ----------------  ---------------   ---------------  ----------------
TOTAL                  $ 3,304,321            11.56%      $ 4,041,696      $ 2,785,434
                   ================  ================  ===============  ================

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

        QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI LLC and the Partnership's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

                INTEREST RATES.

                Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLAI LLC anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

                CURRENCIES.

                The Partnership trades in a large number of currencies, including cross-rates-- i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen and U.S. dollar /Euro positions. MLAI LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

                STOCK INDICES.

                The Partnership's primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2002, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLAI LLC anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

                METALS.

                The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLAI LLC anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

        QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

                The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

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

        QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

        TRADING RISK

                MLAI LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

                Millburn develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. Millburn then analyzes the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

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

        NON-TRADING RISK

                The Partnership controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars on a weekly basis.

                The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI LLC does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
     JOHN W. HENRY & CO. / MILLBURN L.P.

Net Income by Quarter
Eight Quarters through December 31, 2002

                            FOURTH         THIRD       SECOND        FIRST         FOURTH        THIRD       SECOND         FIRST
                           QUARTER        QUARTER     QUARTER       QUARTER       QUARTER       QUARTER      QUARTER       QUARTER
                             2002          2002         2002          2002          2001         2001         2001           2001
                             ----          ----         ----          ----          ----         ----         ----           ----
Total Income              $(1,202,552)  $7,314,072   $7,762,043   $(1,907,019)  $  (933,951)  $2,448,970   $(2,741,806)  $5,021,015
Total Expenses                535,689    1,892,668      691,868       543,926       599,781      612,160       639,689      677,323
                         -----------------------------------------------------------------------------------------------------------
Net Income                $(1,738,241)  $5,421,404   $7,070,175   $(2,450,945)  $(1,533,732)  $1,836,810   $(3,381,495)  $4,343,692
                         ===========================================================================================================

Net Income per Unit       $    (15.77)  $    47.56   $    59.49   $    (20.09)  $    (12.18)  $    14.16   $    (25.19)  $    30.73

        The financial statements required by this Item are included in Exhibit 13.01.

        The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI LLC promoted the Partnership and is its controlling person.

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        10(a) & 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI LLC. Trading decisions are made by the Advisors on behalf of the Partnership.

                The managers and executive officers of MLAI LLC and their business backgrounds are as follows.

ROBERT M. ALDERMAN      Chairman, Chief Executive Officer and Manager

STEVEN B. OLGIN         Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

        Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chairman, Chief Executive Officer and a manager of MLAI LLC. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning,

Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

        Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

         Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

                As of December 31, 2002, the principals of MLAI LLC had no investment in the Partnership, and MLAI LLC's general partnership interest was valued at $317,512.

                As of February 28, 2003, MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, and ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as MLIM AS LLC) acted as general partner of six futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

        (c)     IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                None.

        (d)     FAMILY RELATIONSHIPS:

                None.

        (e)     BUSINESS EXPERIENCE:

                See Item 10(a) and (b) above.

        (f)     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                None.

        (g)     PROMOTERS AND CONTROL PERSONS:

                Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

                The officers of MLAI LLC are remunerated by MLAI LLC in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI LLC and Administrative Fees to MLAI LLC. MLAI LLC or its affiliates also may receive certain economic benefits from holding the Partnership's dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as directors of MLAI LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                As of December 31, 2002, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLAI LLC.

        (b)     SECURITY OWNERSHIP OF MANAGEMENT:

                As of December 31, 2002, the Advisors owned 515 Series A Units, 500 Series B Units and 1,000 Series C Units and MLAI LLC owned 231 Series A Units, 511 Series B Units and 378 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 3% of each series of the total Units outstanding, respectively.

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

                  The Partnership indirectly pays Merrill Lynch through MLPF&S and MLAI LLC substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                Within the Merrill Lynch organization, MLAI LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI LLC controls the management of the Partnership and serves as its promoter. Although MLAI LLC has not sold any assets, directly or indirectly, to the Partnership, MLAI LLC makes substantial profits from the Partnership due to the foregoing revenues.

                No loans have been, are or will be outstanding between MLAI LLC or any of its principals and the Partnership.

                MLAI LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)     CERTAIN BUSINESS RELATIONSHIPS:

                MLPF&S, an affiliate of MLAI LLC, acts as the principal commodity broker for the Partnership.

                In 2002, the Partnership expensed through its investment in the Trading LLCs: (i) Brokerage Commissions of $2,442,927 to MLPF&S, which included $578,381 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $71,850 to MLAI LLC. In addition, MLAI LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

        (c)     INDEBTEDNESS OF MANAGEMENT:

                The Partnership is prohibited from making any loans, to management or otherwise.

        (d)     TRANSACTIONS WITH PROMOTERS:

                Not applicable.

ITEM 14: CONTROLS AND PROCEDURES

        Merrill Lynch Alternative Investments LLC, the General Partner of John
W. Henry & Co./Millburn L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       PAGE
        (a)1.        FINANCIAL STATEMENTS:
                     Independent Auditors' Report                                                       1

                     Statements of Financial Condition as of December 31, 2002 and 2001                 2

                     For the years ended December 31, 2002, 2001 and 2000:
                          Statements of Operations                                                      3
                          Statements of Changes in Partners' Capital                                    4

                     Financial Data Highlights for the year ended December 31, 2002                     5

                     Notes to Financial Statements                                                    6-9

        (a)2 8(d).   FINANCIAL STATEMENT SCHEDULES:

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

10.02(a)                   Form of Consulting Agreement between each trading advisor, the Partnership and MLPF&S.

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

13.01                      2002 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

13.01(a)                   2002 Annual Report and Independent Auditors' Report for the following Trading Limited
                           Liability Companies sponsored by MLIM AS LLC:
                           ML Millburn Global L.L.C.
                           ML JWH Financial and Metals Portfolio L.L.C.

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

        (b)     Report on Form 8-K:

                No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOHN W. HENRY & CO./MILLBURN L.P.

                                   By: MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
                                          General Partner

                                   By: /s/Robert M. Alderman
                                       ---------------------
                                       Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                        DATE
---------                           -----                                                        ----
/s/Robert M. Alderman               Chairman, Chief Executive Officer and Manager                March 31, 2003
---------------------                (Principal executive officer)
Robert M. Alderman

/s/Steven B. Olgin                  Vice President, Chief Administrative Officer and Manager     March 31, 2003
------------------
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 31, 2003
----------------------                (Principal financial and accounting officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE               General Partner of Registrant                            March 31, 2003
INVESTMENTS LLC


By: /s/Robert M. Alderman
    ---------------------
    Robert M. Alderman

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Robert M. Alderman, certify that:

1. I have reviewed this annual report on Form 10-K of John W. Henry & Co./Millburn L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ Robert M. Alderman
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of John W. Henry & Co./Millburn L.P.. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: March 31, 2003

-----------------------
By /s/ Robert M. Alderman
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this annual report on Form 10-K of John W. Henry & Co./Millburn L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ Michael L. Pungello
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of John W. Henry & Co./Millburn L.P.. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: March 31, 2003

-----------------------
By /s/ Michael L. Pungello
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                        JOHN W. HENRY & CO./MILLBURN L.P.

                                 2002 FORM 10-K

                                INDEX TO EXHIBITS

                            EXHIBIT
                            -------

Exhibit 13.01               2002 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2002 Annual Report and Independent Auditors' Report ML Millburn Global, LLC
                            ML JWH Financials & Metals Portfolio, LLC