Form 10-Q
period 2003-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2003-05-15
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

                                  609-282-6996
                                  ------------
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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                             March 31,   December 31,
                                                               2003         2002
                                                           (unaudited)
                                                           -----------   ------------
ASSETS
Investments                                                $31,525,644   $30,928,775
Receivable from investments                                    376,925        45,049
                                                           -----------   -----------
                TOTAL                                      $31,902,569   $30,973,824
                                                           ===========   ===========

LIABILITY AND PARTNERS' CAPITAL

    Redemptions payable                                    $   376,925   $    45,049
                                                           -----------   -----------

            Total liabilities                                  376,925        45,049
                                                           -----------   -----------

PARTNERS' CAPITAL:
    General Partner:
        (231 and 231 Series A Units)                            85,822        82,826
        (511 and 511 Series B Units)                           154,269       148,873
        (378 and 378 Series C Units)                            88,919        85,813
    Limited Partners:
        (21,998 and 22,376 Series A Units)                   8,172,789     8,023,008
        (48,856 and 49,186 Series B Units)                  14,749,383    14,329,638
        (35,175 and 36,378 Series C Units)                   8,274,462     8,258,617
                                                           -----------   -----------

            Total partners' capital                         31,525,644    30,928,775
                                                           -----------   -----------

                TOTAL                                      $31,902,569   $30,973,824
                                                           ===========   ===========

NET ASSET VALUE PER UNIT:

 Series A (Based on 22,229 and 22,607 Units outstanding)   $    371.52   $    358.55
                                                           ===========   ===========
 Series B (Based on 49,367 and 49,697 Units outstanding)   $    301.90   $    291.34
                                                           ===========   ===========
 Series C (Based on 35,553 and 36,756 Units outstanding)   $    235.24   $    227.02
                                                           ===========   ===========

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)



                                                         For the three     For the three
                                                          months ended     months ended
                                                         March 31, 2003   March 31, 2002
                                                         --------------   --------------
REVENUES:
    Trading profit (loss):
      Realized                                           $   6,110,265    $    (343,684)
      Change in unrealized                                  (4,159,998)      (1,666,691)
                                                         -------------    -------------

            Total trading results                            1,950,267       (2,010,375)

    Interest income                                             95,158          103,356
                                                         -------------    -------------

            Total revenues                                   2,045,425       (1,907,019)
                                                         -------------    -------------

EXPENSES:
    Brokerage commissions                                      712,515          528,383
    Profit Shares                                              184,044               --
    Administrative fees                                         20,957           15,543
                                                         -------------    -------------

            Total expenses                                     917,516          543,926
                                                         -------------    -------------

NET INCOME (LOSS)                                        $   1,127,909    $  (2,450,945)
                                                         =============    =============

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner
and Limited Partner Units outstanding                          108,876          122,020
                                                         =============    =============

Net income (loss) per weighted average
General Partner and Limited Partner Unit                 $       10.36    $      (20.09)
                                                         =============    =============

Net income (loss) per weighted average General Partner
and Limited Partner Unit by series
     Series A                                            $       13.18    $      (25.34)
                                                         =============    =============
     Series B                                            $       10.62    $      (20.64)
                                                         =============    =============
     Series C                                            $        8.27    $      (16.14)
                                                         =============    =============


All items of income and expense are allocated from investments in Trading LLC's. Certain 2002 information has been reclassified to conform to 2003 presentation. See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   -----------------------------------------
               For the three months ended March 31, 2003 and 2002
               -------------------------------------------------
                                   (unaudited)
                                   ----------

                                          Units                                      General Partner
                                          -----                                      ---------------
                        Series A        Series B        Series C        Series A        Series B        Series C        Series A
                      ------------    ------------    ------------    ------------   ---------------  ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2001         25,885          55,740          41,824    $     76,061    $    133,398    $     76,317    $  6,856,493

Net loss                        --              --              --          (7,267)        (12,746)         (7,291)       (637,777)

Redemptions                 (1,275)         (1,810)           (717)             --              --              --        (326,203)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2002            24,610          53,930          41,107    $     68,794    $    120,652    $     69,026    $  5,892,513
                      ============    ============    ============    ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2002         22,607          49,697          36,756    $     82,826    $    148,873    $     85,813    $  8,023,008

Net income                      --              --              --           2,996           5,396           3,106         294,005

Redemptions                   (378)           (330)         (1,203)             --              --              --        (144,224)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2003            22,229          49,367          35,553    $     85,822    $    154,269    $     88,919    $  8,172,789
                      ============    ============    ============    ============    ============    ============    ============

                       Limited Partners
                       ----------------
                           Series B       Series C          Total
                       ---------------- --------------  --------------
PARTNERS' CAPITAL,
  December 31, 2001      $ 11,996,457    $  7,016,956    $ 26,155,682

Net loss                   (1,123,010)       (662,854)     (2,450,945)

Redemptions                  (379,487)       (117,591)       (823,281)
                         ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2002         $ 10,493,960    $  6,236,511    $ 22,881,456
                         ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2002      $ 14,329,638    $  8,258,617    $ 30,928,775

Net income                    521,755         300,651       1,127,909

Redemptions                  (102,010)       (284,806)       (531,040)
                         ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2003         $ 14,749,383    $  8,274,462    $ 31,525,644
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles general accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2.   INVESTMENTS

     As of March 31, 2003, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLC's", collectively) of $15,762,822 and $15,762,822, respectively. For the year ending December 31, 2002, the Partnership had investments in JWH LLC and Millburn LLC of $15,464,388 and $15,464,388, respectively.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                           March 31, 2003                December 31, 2002
                            (unaudited)
                   -----------------------------   -----------------------------
                        JWH           Millburn          JWH           Millburn
                        LLC             LLC             LLC             LLC
                   -------------   -------------   -------------   -------------
Assets             $  17,621,874   $  15,870,144   $  15,577,828   $  16,300,716
                   =============   =============   =============   =============

Liabilities        $   1,859,052   $     107,322   $     113,440   $     836,328
Members' Capital      15,762,822      15,762,822      15,464,388      15,464,388
                   -------------   -------------   -------------   -------------

Total              $  17,621,874   $  15,870,144   $  15,577,828   $  16,300,716
                   =============   =============   =============   =============

                                  JWH                  Millburn                    JWH                   Millburn
                                  LLC                     LLC                      LLC                     LLC
                         ----------------------- ----------------------   ----------------------  -----------------------
                           For the three months   For the three months     For the three months    For the three months
                             ended March 31,        ended March 31,          ended March 31,         ended March 31,
                             2003 (unaudited)       2003 (unaudited)         2002 (unaudited)        2002 (unaudited)
                         ----------------------- ----------------------   ----------------------  -----------------------
Revenues                 $            2,481,420  $            (435,995)   $          (1,352,944)  $             (554,075)

Expenses                                573,142                344,373                  264,289                  279,637
                         ----------------------- ----------------------   ----------------------  -----------------------

Net Income (loss)        $            1,908,278  $           (780,368)    $         (1,617,233)   $             (833,712)
                         ======================= ======================   ======================  =======================


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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC"), formerly MLIM Alternative Strategies LLC, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                                    Jan.     Feb.    Mar.
                          --------------------------------
                          2002    $269.22  $255.81 $242.23

                          2003    $383.74  $393.54 $371.52


                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                                    Jan.     Feb.     Mar.
                          --------------------------------
                          2002    $218.75  $207.86  $196.82
                          2003    $311.82  $319.78  $301.90


                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                                    Jan.     Feb.    Mar.
                          --------------------------------
                          2002    $170.48  $161.99 $153.39
                          2003    $242.97  $249.18 $235.24


Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the interest rate, stock index and currency sectors and losses in the metals sector. Overall, for the quarter, the Partnership experienced a positive rate of return for the quarter.

Interest rate futures were the best performers for the quarter. Interest rates continued to push lower as economic data for the fourth quarter announced an annual growth rate for the economy of about 1% for 2002. Consumer spending and confidence remained low and even the housing market stumbled in March. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments hurting long exposure.

Trading in stock indices posted gains for each of the months in the quarter. European stock markets attempted to start the year with some optimism only to succumb to eroding prices throughout the quarter. Global economies suffered throughout the quarter; however, in mid-March the equities market did react with the currency and fixed income markets. Equities appeared to be more in tune to the overall market fundamental and were quick to resume their downward trend.

The currency forward and futures trading had gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Partnership sustained losses in February as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February with the announcement that the German Bundesbank had sold a portion of its gold reserves. Industrial metals markets were choppy throughout the quarter.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, formerly MLIM Alternative Strategies LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending legal proceedings to which the Partnership or MLAI LLC is a party.

Item 2. Changes in Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  None.
(d)  None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other information

     As of February 28, 2003, MLIM Alternative Strategies LLC changed its name to Merrill Lynch Alternative Investments LLC, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

     There are no exhibits required to be filed as part of this report.

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed during the first three months of fiscal 2003.

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


                               JOHN W. HENRY & CO./MILLBURN L.P.



                               By: MERRIL LYNCH ALTERNATIVE
                                   INVESTMENTS LLC
                                   General Partner



Date: May 15, 2003             By  /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager
                                   (Principal Executive Officer)



Date: May 15, 2003             By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                   EXHIBIT 99


          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Robert M. Alderman, certify that:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

---------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)


                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.

Date: May 15, 2003

---------------------
By /s/ ROBERT M. ALDERMAN
-------------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99


          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

---------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)


                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.

Date: May 15, 2003

---------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)