Form 10-Q
period 2003-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2003-08-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     06-1287586
-------------------------------               ----------------------------------
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

                                  609-282-6996
                   ------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                               JUNE 30,
                                                                 2003          DECEMBER 31,
                                                              (UNAUDITED)          2002
                                                            --------------   --------------
ASSETS
Investments                                                  $  33,153,046    $  30,928,776
Receivable from investments                                         97,755           45,048
                                                            --------------   --------------

          TOTAL                                              $  33,250,801    $  30,973,824
                                                            ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

  Redemptions payable                                        $      97,756    $      45,049
                                                            --------------   --------------

        Total liabilities                                           97,756           45,049
                                                            --------------   --------------

PARTNERS' CAPITAL:
  General Partner:
    (231 and 231 Series A Units)                                    92,934           82,826
    (571 and 511 Series B Units)                                   186,664          148,873
    (378 and 378 Series C Units)                                    96,296           85,813
  Limited Partners:
    (21,253 and 22,376 Series A Units)                           8,550,345        8,023,008
    (47,715 and 49,186 Series B Units)                          15,598,332       14,329,638
    (33,870 and 36,378 Series C Units)                           8,628,474        8,258,617
                                                            --------------   --------------

        Total partners' capital                                 33,153,045       30,928,775
                                                            --------------   --------------

          TOTAL                                              $  33,250,801    $  30,973,824
                                                            ==============   ==============

NET ASSET VALUE PER UNIT
  Series A (based on 21,484 and 22,607 Units outstanding)    $      402.31    $      358.55
                                                            ==============   ==============
  Series B (based on 48,286 and 49,697 Units outstanding)    $      326.91    $      291.34
                                                            ==============   ==============
  Series C (based on 34,248 and 36,756 Units outstanding)    $      254.75    $      227.02
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                            FOR THE THREE     FOR THE THREE    FOR THE SIX        FOR THE SIX
                                                             MONTHS ENDED     MONTHS ENDED    MONTHS ENDED       MONTHS ENDED
                                                              JUNE 30,           JUNE 30,        JUNE 30,          JUNE 30,
                                                                2003               2002           2003               2002
                                                            --------------   --------------   --------------    --------------
REVENUES:
  Trading profits (loss):
    Realized                                                 $   2,812,793    $   2,452,720    $   8,923,058     $   2,109,036
    Change in unrealized                                           946,303        5,207,875       (3,213,695)        3,541,184
                                                            --------------   --------------   --------------    --------------

      Total trading results                                      3,759,096        7,660,595        5,709,363         5,650,220
                                                            --------------   --------------   --------------    --------------

  Interest income                                                   93,208          101,448          188,366           204,804
                                                            --------------   --------------   --------------    --------------

      Total revenues                                             3,852,304        7,762,043        5,897,729         5,855,024
                                                            --------------   --------------   --------------    --------------

EXPENSES:
  Brokerage commissions                                            723,739          545,902        1,436,254         1,074,285
  Profit Shares                                                    499,549          129,912          683,593           129,912
  Administrative fees                                               21,286           16,054           42,243            31,597
                                                            --------------   --------------   --------------    --------------

      Total expenses                                             1,244,574          691,868        2,162,090         1,235,794
                                                            --------------   --------------   --------------    --------------

NET INCOME                                                   $   2,607,730    $   7,070,175    $   3,735,639     $   4,619,230
                                                            ==============   ==============   ==============    ==============

NET INCOME PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding                          105,868          118,855          107,373           120,439
                                                            ==============   ==============   ==============    ==============

Net income per weighted average
General Partner and Limited Partner Unit                     $       24.63    $       59.49    $       34.79     $       38.35
                                                            ==============   ==============   ==============    ==============

Net income per weighted average General Partner
  and Limited Partner Unit by series
  Series A                                                   $       31.09    $       75.54    $       43.99     $       48.39
                                                            ==============   ==============   ==============    ==============
  Series B                                                   $       25.09    $       61.29    $       35.61     $       39.66
                                                            ==============   ==============   ==============    ==============
  Series C                                                   $       19.97    $       47.38    $       27.98     $       30.51
                                                            ==============   ==============   ==============    ==============

All items of income and expense are allocated from investments in Trading LLC's Certain 2002 information has been reclassified to conform to 2003 presentation. See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2003 and 2002
                 -----------------------------------------------
                                   (unaudited)

                                      UNITS                             GENERAL PARTNER                          LIMITED PARTNERS
                                      -----                             ---------------                          ----------------
                         SERIES A    SERIES B    SERIES C    SERIES A      SERIES B       SERIES C     SERIES A      SERIES B
                        ----------  ----------  ----------  ----------    ----------     ----------  ------------  ------------
PARTNERS' CAPITAL,
  December 31, 2001         25,885      55,740      41,824   $  76,061     $ 133,398      $  76,317   $ 6,856,493   $ 11,996,457

Additions                        -           -           -           -             -              -             -              -

Net income                       -           -           -      14,244        24,980         14,296     1,195,912      2,131,707

Redemptions                 (1,735)     (2,990)     (2,300)          -             -              -      (463,605)      (657,744)
                        ----------  ----------  ----------  ----------    ----------     ----------  ------------  -------------

PARTNERS' CAPITAL,
  June 30, 2002             24,150      52,750      39,524   $  90,305     $ 158,378      $  90,613   $ 7,588,800   $ 13,470,420
                        ==========  ==========  ==========  ==========    ==========     ==========  ============  =============

PARTNERS' CAPITAL,
  December 31, 2002         22,607      49,697      36,756   $  82,826     $ 148,873      $  85,813   $ 8,023,008   $ 14,329,638

Additions                        -          60           -           -        20,255              -             -              -

Net income                       -           -           -      10,108        17,536         10,483       966,429      1,736,579

Redemptions                 (1,123)     (1,471)     (2,508)          -             -              -      (439,092)      (467,885)
                        ----------  ----------  ----------  ----------    ----------     ----------  ------------  -------------

PARTNERS' CAPITAL,
  June 30, 2003             21,484      48,286      34,248   $  92,934     $ 186,664      $  96,296   $ 8,550,345   $ 15,598,332
                        ==========  ==========  ==========  ==========    ==========     ==========  ============  =============

                           SERIES C         TOTAL
                        -------------   -------------
PARTNERS' CAPITAL,
  December 31, 2001      $  7,016,956    $  26,155,682

Additions                           -                -

Net income                  1,238,091        4,619,230

Redemptions                  (387,004)      (1,508,353)
                        -------------   --------------

PARTNERS' CAPITAL,
  June 30, 2002          $  7,868,043    $  29,266,559
                        =============   ==============

PARTNERS' CAPITAL,
  December 31, 2002      $  8,258,617    $  30,928,775

Additions                           -           20,255

Net income                    994,504        3,735,639

Redemptions                  (624,647)      (1,531,624)
                        -------------   --------------

PARTNERS' CAPITAL,
  June 30, 2003          $  8,628,474    $  33,153,045
                        =============   ==============


See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of June 30, 2003, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") of $16,576,523 and $16,576,523, respectively. For the year ending December 31, 2002, the Partnership had investments in JWH LLC and Millburn LLC of $15,464,388 and $15,464,388, respectively.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                 JUNE 30, 2003
                                  (UNAUDITED)                   DECEMBER 31, 2002
                       -------------------------------   -------------------------------
                             JWH           MILLBURN           JWH            MILLBURN
                             LLC             LLC              LLC               LLC
                       --------------   --------------   --------------   --------------
Assets                  $  16,908,019    $  17,416,429    $  15,577,828    $  16,300,716
                       ==============   ==============   ==============   ==============

Liabilities             $     331,496    $     839,906    $     113,440    $     836,328
Members' Capital           16,576,523       16,576,523       15,464,388       15,464,388
                       --------------   --------------   --------------   --------------

Total                   $  16,908,019    $  17,416,429    $  15,577,828    $  16,300,716
                       ==============   ==============   ==============   ==============

                                                    JWH LLC
                        FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                        JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                       --------------   --------------   --------------   --------------
Revenues                $   1,500,475    $   4,795,775    $   3,981,895    $   3,442,829

Expenses                      585,470          289,859        1,158,613          554,146
                       --------------   --------------   --------------   --------------

Net Income              $     915,005    $   4,505,916    $   2,823,282    $   2,888,683
                       ==============   ==============   ==============   ==============

                                                  MILLBURN LLC
                        FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                        JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                       --------------   --------------   --------------   --------------
Revenues                $   2,351,829    $   2,966,268    $   1,915,834    $   2,412,195

Expenses                      659,104          402,009        1,003,477          681,648
                       --------------   --------------   --------------   --------------

Net Income              $   1,692,725    $   2,564,259    $     912,357    $   1,730,547
                       ==============   ==============   ==============   ==============

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                         MONTH-END NET ASSET VALUE PER SERIES A UNIT

                -----------------------------------------------------------
                        JAN.     FEB.    MAR.     APR.     MAY      JUN.
                -----------------------------------------------------------
                2002    $269.22  $255.81 $242.23  $237.12  $258.85  $317.98
                -----------------------------------------------------------
                2003    $383.74  $393.54 $371.52  $376.91  $415.46  $402.31
                -----------------------------------------------------------

                         MONTH-END NET ASSET VALUE PER SERIES B UNIT

                -----------------------------------------------------------
                        JAN.     FEB.     MAR.     APR.     MAY     JUN.
                -----------------------------------------------------------
                2002    $218.75  $207.86  $196.82  $192.67  $210.33 $258.37
                -----------------------------------------------------------
                2003    $311.82  $319.78  $301.90  $306.27  $337.59 $326.91
                -----------------------------------------------------------

                         MONTH-END NET ASSET VALUE PER SERIES C UNIT

                -----------------------------------------------------------
                        JAN.     FEB.    MAR.     APR.     MAY      JUN.
                -----------------------------------------------------------
                2002    $170.48  $161.99 $153.39  $150.15  $163.92  $201.36
                -----------------------------------------------------------
                2003    $242.97  $249.18 $235.24  $238.65  $263.07  $254.75
                -----------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in Trading LLCs . The following commentary describes the trading results of Trading LLCs.

JANUARY 1, 2003 TO JUNE 30, 2003

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the interest rate, stock index and currency sectors and losses in the metals sector. Overall, the Partnership experienced a positive rate of return for the quarter.

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

The currency forward and futures trading had gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

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

April 1, 2003 to June 30, 2003

The Partnership realized gains in the currency, interest rate and stock index sectors. Losses were realized in the metals sector. Overall, the Partnership recognized gains for the quarter.

The currency sector drove the returns of the Partnership for the quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies in April and May. U.S. Treasury Secretary John Snow indicated he was comfortable with current decline in the U.S. dollar and that a cheaper U.S. dollar would increase exports. The U.S. dollar reversed its weakening trend in June which caused offset some of the previous gains.

The interest rate sector provided the Partnership with profits for the second quarter. May gains outpaced losses from June. The decline in interest rates resulted in profits in many of the Partnership's long positions. Some factors that kept the interest rates falling were rumors of deflation, hedging by long term lenders against the falling interest rates, and foreign banks buying U.S. Treasuries as part of their monetary policy to control the value of their currency. The market reversed in June due to disappointing news about a smaller rate cut by the Federal Reserve then expected.

The stock index futures produced small gains for the quarter capitalizing on the global upswing in stock prices in June. Investors reacted to the hope that deflation and economic contraction were coming to an end in Japan. Reports indicate that the rally in Japanese stocks has been fueled by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June.

The metals sector posted a small loss for the second quarter. Positions in gold shifted from profitable to not throughout the quarter. Copper and other base metals were unprofitable.

JANUARY 1, 2002 TO JUNE 30, 2002

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI LLC is a party.

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

          (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2003.

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


                                     JOHN W. HENRY & CO./MILLBURN L.P.


                                        By: MERRIL LYNCH ALTERNATIVE
                                             INVESTMENTS  LLC
                                               General Partner



Date:  August 14, 2003               By /s/ ROBERT M. ALDERMAN
                                        ----------------------
                                        Robert M. Alderman
                                        Chairman, Chief Executive Officer and
                                        Manager
                                        (Principal Executive Officer)


Date:  August 14, 2003               By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

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

Date: August 14, 2003

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

                                                                  EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.

Date: August 14, 2003

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

Date: August 14, 2003

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

                                                                  EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.

Date: August 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)