Form 10-Q
period 2003-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2003-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                     --------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

                Delaware                               06-1287586
      ----------------------------          ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
               --------------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 609-282-6996
                  --------------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                SEPTEMBER 30,
                                                                    2003           DECEMBER 31,
                                                                (UNAUDITED)           2002
                                                               ---------------   ---------------
ASSETS
Investments                                                     $   32,233,908    $   30,928,776
Receivable from investments                                            133,875            45,048
                                                               ---------------   ---------------

          TOTAL                                                 $   32,367,783    $   30,973,824
                                                               ===============   ===============

LIABILITY AND PARTNERS' CAPITAL

 Redemptions payable                                            $      133,875    $       45,049
                                                               ---------------   ---------------

     Total liabilities                                                 133,875            45,049
                                                               ---------------   ---------------

PARTNERS' CAPITAL:
 General Partner:
   (231 and 231 Series A Units)                                         92,068            82,826
   (571 and 511 Series B Units)                                        184,924           148,873
   (378 and 378 Series C Units)                                         95,398            85,813
 Limited Partners:
   (20,474 and 22,376 Series A Units)                                8,160,179         8,023,008
   (47,000 and 49,186 Series B Units)                               15,221,401        14,329,638
   (33,600 and 36,378 Series C Units)                                8,479,938         8,258,617
                                                               ---------------   ---------------

     Total partners' capital                                        32,233,908        30,928,775
                                                               ---------------   ---------------

          TOTAL                                                 $   32,367,783    $   30,973,824
                                                               ===============   ===============

NET ASSET VALUE PER UNIT
 Series A (Based on 20,705 and 22,607 Units outstanding)        $       398.56    $       358.55
                                                               ===============   ===============
 Series B (Based on 47,571 and 49,697 Units outstanding)        $       323.86    $       291.34
                                                               ===============   ===============
 Series C (Based on 33,978 and 36,756 Units outstanding)        $       252.38    $       227.02
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                FOR THE THREE     FOR THE THREE      FOR THE NINE     FOR THE NINE
                                                                 MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2003              2002             2003              2002
                                                               ---------------   ---------------   ---------------   ---------------
REVENUES:
 Trading profits (loss):
   Realized                                                     $   (1,697,962)   $    9,302,625    $    7,225,096    $   11,411,661
   Change in unrealized                                              2,207,298        (2,124,724)       (1,006,397)        1,416,460
                                                               ---------------   ---------------   ---------------   ---------------

     Total trading results                                             509,336         7,177,901         6,218,699        12,828,121
                                                               ---------------   ---------------   ---------------   ---------------
 Interest income                                                        80,148           136,171           268,514           340,975
                                                               ---------------   ---------------   ---------------   ---------------

     Total revenues                                                    589,484         7,314,072         6,487,213        13,169,096
                                                               ---------------   ---------------   ---------------   ---------------

EXPENSES:
 Brokerage commissions                                                 710,783           712,104         2,147,037         1,786,389
 Profit Shares                                                         160,995         1,159,620           844,588         1,289,532
 Administrative fees                                                    20,905            20,944            63,148            52,541
                                                               ---------------   ---------------   ---------------   ---------------

     Total expenses                                                    892,683         1,892,668         3,054,773         3,128,462
                                                               ---------------   ---------------   ---------------   ---------------
NET INCOME  (LOSS)                                              $     (303,199)   $    5,421,404    $    3,432,440    $   10,040,634
                                                               ===============   ===============   ===============   ===============

NET INCOME (LOSS) PER UNIT:
 Weighted average number of General Partner
   and Limited Partner units outstanding                               103,401           113,982           106,049           118,286
                                                               ===============   ===============   ===============   ===============
Net income (loss) per weighted average
General Partner and Limited Partner Unit                        $        (2.93)   $        47.56    $        32.37    $        84.88
                                                               ===============   ===============   ===============   ===============

Net income (loss) per weighted average General Partner
and Limited Partner Unit by series
   Series A                                                     $        (3.58)   $        60.30    $        41.19    $       107.20
                                                               ===============   ===============   ===============   ===============
   Series B                                                     $        (3.04)   $        48.81    $        32.90    $        87.64
                                                               ===============   ===============   ===============   ===============
   Series C                                                     $        (2.37)   $        38.09    $        26.17    $        67.61
                                                               ===============   ===============   ===============   ===============

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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 2003 and 2002
             ------------------------------------------------------
                                   (unaudited)

                                              UNITS                                               GENERAL PARTNER
                                              -----                                               ---------------
                            SERIES A         SERIES B         SERIES C           SERIES A           SERIES B         SERIES C
                        ---------------   ---------------  ----------------   ---------------   ---------------  ----------------
PARTNERS' CAPITAL,
  December 31, 2001              25,885            55,740            41,824    $       76,061    $      133,398    $       76,317

Net income                            -                 -                 -            31,291            54,877            31,382

Redemptions                      (2,935)           (4,908)           (4,394)                -                 -                 -
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2002             22,950            50,832            37,430    $      107,352    $      188,275    $      107,699
                        ===============   ===============   ===============   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2002              22,607            49,697            36,756    $       82,826    $      148,873    $       85,813

Additions                             -                60                 -                 -            20,255                 -

Net income                            -                 -                 -             9,242            15,796             9,585

Redemptions                      (1,902)           (2,186)           (2,778)                -                 -                 -
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2003             20,705            47,571            33,978    $       92,068    $      184,924    $       95,398
                        ===============   ===============   ===============   ===============   ===============   ===============

                                         LIMITED PARTNERS
                                         ----------------
                           SERIES A          SERIES B         SERIES C            TOTAL
                       ---------------   ---------------  ----------------   ---------------
PARTNERS' CAPITAL,
  December 31, 2001     $    6,856,493    $   11,996,457    $    7,016,956    $   26,155,682

Net income                   2,594,567         4,643,337         2,685,180        10,040,634

Redemptions                   (883,264)       (1,215,665)         (851,529)       (2,950,458)
                       ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2002    $    8,567,796    $   15,424,129    $    8,850,607    $   33,245,858
                       ===============   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2002     $    8,023,008    $   14,329,638    $    8,258,617    $   30,928,775

Additions                            -                 -                 -            20,255

Net income                     891,312         1,592,041           914,464         3,432,440

Redemptions                   (754,141)         (700,278)         (693,143)       (2,147,562)
                       ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2003    $    8,160,179    $   15,221,401    $    8,479,938    $   32,233,908
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                        (A Delaware Limited Partnership)
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of September 30, 2003, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLC", collectively) of $16,116,954 and $16,116,954, respectively. For the year ending December 31, 2002, the Partnership had investments in JWH LLC and Millburn LLC of $15,464,388 and $15,464,388, respectively.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                SEPTEMBER 30, 2003
                                    (UNAUDITED)                   DECEMBER 31, 2002
                     -----------------------------------   ---------------------------------
                            JWH              MILLBURN            JWH            MILLBURN
                            LLC                LLC               LLC              LLC
                       ---------------   ---------------   ---------------   ---------------
Assets                  $   16,230,352    $   17,485,638    $   15,577,828    $   16,300,716
                       ===============   ===============   ===============   ===============

Liabilities             $      113,398    $    1,368,684    $      113,440    $      836,328
Members' Capital            16,116,954        16,116,954        15,464,388        15,464,388
                       ---------------   ---------------   ---------------   ---------------

Total                   $   16,230,352    $   17,485,638    $   15,577,828    $   16,300,716
                       ===============   ===============   ===============   ===============

                                                      JWH LLC
                        FOR THE THREE      FOR THE THREE       FOR THE NINE        FOR THE NINE
                        MONTHS ENDED       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                     SEPTEMBER 30, 2003  SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                     -----------------   ------------------  ------------------  ------------------
Revenues               $      (474,482)   $     4,443,251     $      3,507,413    $      7,886,080

Expenses                       350,428          1,019,010            1,509,041           1,573,156
                     -----------------   ------------------  ------------------  ------------------

Net Income (Loss)      $      (824,910)   $     3,424,241     $      1,998,372    $      6,312,924
                     =================   ==================  ==================  ==================
                                                  MILLBURN LLC
                       FOR THE THREE      FOR THE THREE         FOR THE NINE        FOR THE NINE
                        MONTHS ENDED       MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                     SEPTEMBER 30, 2003  SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                         (UNAUDITED)       (UNAUDITED)           (UNAUDITED)         (UNAUDITED)
                     -----------------   ------------------  ------------------  ------------------
Revenues               $     1,063,966    $     2,870,821     $      2,979,800    $      5,283,016

Expenses                       542,255            873,658            1,545,732           1,555,306
                     -----------------   ------------------  ------------------  ------------------

Net Income             $       521,711    $     1,997,163     $      1,434,068    $      3,727,710
                     =================   ==================  ==================  ==================

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

The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

                 JAN.         FEB.         MAR.         APR.          MAY         JUN         JUL.         AUG.         SEP.
      -------------------------------------------------------------------------------------------------------------------------
      2002   $   269.22   $   255.81   $   242.23   $   237.12   $   258.85   $   317.98   $   345.63   $   355.58   $   378.00
      -------------------------------------------------------------------------------------------------------------------------
      2003   $   383.74   $   393.54   $   371.52   $   376.91   $   415.46   $   402.31   $   397.73   $   406.17   $   398.56
      -------------------------------------------------------------------------------------------------------------------------

MONTH-END NET ASSET VALUE PER SERIES B UNIT

                 JAN.         FEB.         MAR.         APR.          MAY          JUN         JUL.        AUG.          SEP.
      -------------------------------------------------------------------------------------------------------------------------
      2002   $   218.75   $   207.86   $   196.82   $   192.67   $   210.33   $   258.37   $   280.70   $   288.92   $   307.14
      -------------------------------------------------------------------------------------------------------------------------
      2003   $   311.82   $   319.78   $   301.90   $   306.27   $   337.59   $   326.91   $   323.18   $   330.04   $   323.86
      -------------------------------------------------------------------------------------------------------------------------

MONTH-END NET ASSET VALUE PER SERIES C UNIT

                 JAN.         FEB.         MAR.         APR.          MAY          JUN         JUL.        AUG.         SEP.
      -------------------------------------------------------------------------------------------------------------------------
      2002   $   170.48   $   161.99   $   153.39   $   150.15   $   163.92   $   201.36   $   218.76   $   225.14   $   239.33
      -------------------------------------------------------------------------------------------------------------------------
      2003   $   242.97   $   249.18   $   235.24   $   238.65   $   263.07   $   254.75   $   251.85   $   257.19   $   252.38
      -------------------------------------------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

January 1, 2003 to September 30, 2003
-------------------------------------

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

The currency sector drove the returns of the Partnership for the quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies in April and May. U.S. Treasury Secretary John Snow indicated he was comfortable with current decline in the U.S. dollar and that a cheaper U.S. dollar would increase exports. The U.S. dollar reversed its weakening trend in June which offset some of the previous gains.

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

July 1, 2003 to September 30, 2003

Two out of the four sectors were profitable during the third quarter for the Partnership. Gains were generated in the stock and metals sectors, while losses were posted in interest rates and the currency sectors.

The stock index sector posted the strongest profits for the third quarter. During the first part of the third quarter, U.S. equities were fairly quiet while strong gains were generated in trading global stock indices. The mid part of the third quarter, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers. Gains in the Nikkei and the U.S. outweighed small losses in other markets. At the end of the third quarter, small gains in the Japanese Nikkei and the CAC 40 were outweighed by losses in other global indices.

The metals sector posted gains for the third quarter. The beginning of the third quarter profits in the industrial complex were outweighed by losses in the precious metal sector. Copper and other industrial metals rallied on technical buying and stronger demand as economies showed stronger growth prospects. During the mid third quarter, the metals sector posted a gain while profits in precious metals outweighed losses in the industrial complex. Long exposure in gold generated gains as the market rallied $20 per ounce, while long exposure in copper and other industrial metals posted losses. At the end of the third quarter, the metals sector posted a profit with long positions in the metals, particularly gold and nickel, making significant price movements to the upside. Wherein, gold appreciated by 2.50% and nickel appreciated by 8.02%. In September, both the industrial and metal complex sectors benefited from increases in valuation.

The interest rate sector posted a loss for the third quarter. The beginning of the third quarter U.S. bond market suffered heavy losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits generated in the U.S. segment of the portfolio, across the entire yield curve outweighed losses in global bonds. In the mid part of the third quarter, there were massive sell-offs in bonds during July, which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows while the Japanese government bonds lost five figures. With interest rates on hold at the short end of the curve in the U.S., trading was characterized by small ranges, which generated minor losses. The Japanese government bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter the short positions in the ten year and 30-year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten year.

The currency sector posted a loss for the third quarter for the Partnership. In the beginning of the third quarter, the U.S. Dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. Large reversals occurred in these carry-trades, as markets focused attention on economic fundamentals rather than yield differentials. During the middle of the third quarter the U.S. dollar appreciated relative to the European currencies. The third quarter ended with the G-7 summit directing the market to the idea that a weak U.S. dollar is important to global trade balance. Foreign currencies against the U.S. dollar appreciated.

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

          There were no reports on Form 8-K filed during the first nine months of fiscal 2003.

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


                                JOHN W. HENRY & CO./MILLBURN L.P.



                                  By:  MERRIL LYNCH ALTERNATIVE
                                       INVESTMENTS  LLC
                                         General Partner



Date:  November 14, 2003        By  /s/ ROBERT M. ALDERMAN
                                    ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)



Date:  November 14, 2003         By /s/ MICHAEL L. PUNGELLO
                                    ----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date: November 14, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: November 14, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ---------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.



Date: November 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   ----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)