Form 10-K
period 2003-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2004-03-30
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or

                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       06-1287586
  -------------------------------                       ------------------
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

                                                             Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

                                                             Yes  / /    No  /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2004, limited partnership units with an aggregate value of $31,949,702 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments client services at 1-800-765-0995.

                        JOHN W. HENRY & CO./MILLBURN L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                TABLE OF CONTENTS

                                                       PART I                                                  PAGE

Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     5


                                                       PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     5

Item 6.       Selected Financial Data.......................................................................     6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    11

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk....................................    15

Item 8.       Financial Statements and Supplementary Data...................................................    21

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    21

Item 9A.      Controls and Procedures.......................................................................    21

                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant............................................    22

Item 11.      Executive Compensation........................................................................    24

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters...........................................................................    24

Item 13.      Certain Relationships and Related Transactions................................................    24

Item 14.      Principal Accountant Fees and Services........................................................    26

                                                       PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    27

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

               Merrill Lynch Alternative Investments LLC ("MLAI LLC"), formerly MLIM Alternative Strategies LLC ("MLIM AS LLC") is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

               The Advisors have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 2003, 50% of the capital of each series of units was allocated to JWH and 50% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs") sponsored by MLAI LLC, each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLAI LLC. Throughout this document, references to the Partnership refer to the Partnership's investment in the Trading LLC's.

               As of December 31, 2003, the aggregate capitalization of the Partnership was $31,976,838, the total capitalization of the Series A, Series B and Series C Units was $8,187,001, $15,305,163 and $8,484,674, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $400.38 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $325.34 and $253.53, respectively.

               The highest month-end Net Asset Value per Series A Unit through December 31, 2003 was $415.46 (excluding the distributions paid in 1990) (May 31, 2003) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2003 was $337.59 (May 31, 2003) and the lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2003 was $263.07 (May 31, 2003) and the lowest $75.87 (May 31, 1992).

        (b)    FINANCIAL INFORMATION ABOUT SEGMENTS:

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

        (c)    NARRATIVE DESCRIPTION OF BUSINESS:
               GENERAL

               The Partnership trades (through its investment in the Trading
LLCs) in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

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

               USE OF PROCEEDS AND INTEREST INCOME

               MARKET SECTORS.

               Under the direction of the two Advisors, the Partnership trades a portfolio, which is concentrated in the financial, currency and metals markets. The limited focus of the Partnership's trading increases volatility and market risk.

               MARKET TYPES.

               The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time, as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets.

               CUSTODY OF ASSETS.

               All of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

               INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS.

               The Partnership's (through the Trading LLC's) U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

               Merrill Lynch charges the Partnership (through the Trading LLC's) Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar-denominated positions.

               CHARGES

               Each of the series of Units is subject to the same charges. However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

               During 2003 and 2002, all of the Partnership's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Partnership during these two years.

               The Partnership's average month-end Net Assets during 2003, 2002 and 2001 equaled $32,317,001, $27,713,533, and $28,586,131 respectively.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                    NATURE OF PAYMENT        AMOUNT OF PAYMENT
MLPF&S                   Brokerage Commissions        A flat-rate monthly commission of 0.708 of 1% of the Partnership's month-end assets (an 8.50% annual rate).

                                                      MLAI LLC estimates that the round-turn equivalent rates charged to ML Millburn
                                                      Global L.L.C. ("Millburn") during the years ended 2003, 2002 and 2001 were approximately $249, $309, and $242, respectively. MLAI LLC estimates that the round-turn equivalent rates charged to ML JWH Financial and Metals Portfolio
                                                      L.L.C. ("JWH") during the years ended 2003, 2002 and 2001 were approximately
                                                      $264, $236, and $155, respectively.

MLPF&S                   Use of Partnership assets    Merrill Lynch may derive an economic benefit from the deposit of certain of the Partnership's U.S. dollar assets.

MLAI LLC                 Administrative Fees          The Partnership pays MLAI LLC a monthly Administrative Fee equal to 0.021 of
                                                      1% (0.25% annually) of the Partnership's month-end assets. MLAI LLC pays all of the Partnership's routine administrative costs. The Partnership also pays the actual cost of the State of New Jersey annual filing fee. This filing fee is assessed at $150 per partner with a maximum charge of $250,000 per year.

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

               The Partnership's offices are the offices of MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Partnership from MLAI LLC's offices.

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

               MLAI LLC nor the Partnership itself has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)    MARKET INFORMATION:

               There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value.

        (b)    HOLDERS:

               As of December 31, 2003, there were 198, 563 and 289 holders of the Series A, B and C Units, respectively, including MLAI LLC.

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

                                        FOR THE YEAR       FOR THE YEAR       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                           ENDED              ENDED              ENDED             ENDED              ENDED
                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
INCOME STATEMENT DATA                      2003               2002               2001              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Investments        $    3,572,476      $  8,302,393       $  1,265,275      $ (2,426,515)     $  (6,145,111)
                                     ------------------------------------------------------------------------------------------
Net Income (Loss)                     $    3,572,476      $  8,302,393       $  1,265,275      $ (2,426,515)     $  (6,145,111)
                                     ==========================================================================================

                                     DECEMBER 31,        DECEMBER 31,        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                       2003                2002                2001               2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value            $  31,976,838       $  30,928,775       $  26,155,682      $  29,423,145      $  42,876,172
Net Asset Value per Series A Unit      $      400.38       $      358.55       $      267.82      $      258.05      $      260.14
Net Asset Value per Series B Unit      $      325.34       $      291.34       $      217.61      $      209.67      $      211.47
Net Asset Value per Series C Unit      $      253.53       $      227.02       $      169.60      $      163.40      $      164.80

All income is from investing in the Trading LLC's.

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES A UNIT
----------------------------------------------------------------------------------
          JAN.         FEB.         MAR.         APR.          MAY         JUNE
----------------------------------------------------------------------------------
1999   $   287.86   $   291.22   $   288.12   $   297.02   $   303.11   $   319.42
----------------------------------------------------------------------------------
2000   $   255.72   $   238.38   $   230.44   $   230.52   $   221.13   $   201.51
----------------------------------------------------------------------------------
2001   $   264.13   $   265.03   $   297.36   $   274.43   $   279.83   $   265.64
----------------------------------------------------------------------------------
2002   $   269.22   $   255.81   $   242.23   $   237.12   $   258.85   $   317.98
----------------------------------------------------------------------------------
2003   $   383.74   $   393.54   $   371.52   $   376.91   $   415.46   $   402.31
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES A UNIT
----------------------------------------------------------------------------------
          JULY         AUG.        SEPT.         OCT.         NOV.         DEC.
----------------------------------------------------------------------------------
1999   $   310.07   $   302.24   $   289.40   $   263.84   $   261.74   $   260.14
----------------------------------------------------------------------------------
2000   $   199.30   $   197.17   $   189.80   $   203.48   $   220.58   $   258.05
----------------------------------------------------------------------------------
2001   $   253.76   $   273.76   $   283.68   $   296.39   $   254.29   $   267.82
----------------------------------------------------------------------------------
2002   $   345.63   $   355.58   $   378.00   $   350.39   $   333.11   $   358.55
----------------------------------------------------------------------------------
2003   $   397.73   $   406.17   $   398.56   $   388.98   $   379.17   $   400.38
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
----------------------------------------------------------------------------------
          JAN.         FEB.         MAR.         APR.          MAY         JUNE
----------------------------------------------------------------------------------
1999   $   233.92   $   236.65   $   234.15   $   241.40   $   246.31   $   259.56
----------------------------------------------------------------------------------
2000   $   207.89   $   193.79   $   187.32   $   187.37   $   179.72   $   163.78
----------------------------------------------------------------------------------
2001   $   214.61   $   215.32   $   241.58   $   222.96   $   227.36   $   215.83
----------------------------------------------------------------------------------
2002   $   218.75   $   207.86   $   196.82   $   192.67   $   210.33   $   258.37
----------------------------------------------------------------------------------
2003   $   311.82   $   319.78   $   301.90   $   306.27   $   337.59   $   326.91
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
----------------------------------------------------------------------------------
          JULY         AUG.        SEPT.         OCT.         NOV.         DEC.
----------------------------------------------------------------------------------
1999   $   251.96   $   245.60   $   235.20   $   214.43   $   212.74   $   211.47
----------------------------------------------------------------------------------
2000   $   161.98   $   160.25   $   154.25   $   165.39   $   179.25   $   209.67
----------------------------------------------------------------------------------
2001   $   206.18   $   222.29   $   230.47   $   240.80   $   206.64   $   217.61
----------------------------------------------------------------------------------
2002   $   280.70   $   288.92   $   307.14   $   284.70   $   270.66   $   291.34
----------------------------------------------------------------------------------
2003   $   323.18   $   330.04   $   323.86   $   316.08   $   308.10   $   325.34
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES C UNIT
----------------------------------------------------------------------------------
          JAN.         FEB.         MAR.         APR.          MAY         JUNE
----------------------------------------------------------------------------------
1999   $   182.30   $   184.43   $   182.48   $   188.13   $   191.96   $   202.28
----------------------------------------------------------------------------------
2000   $   162.02   $   151.03   $   145.99   $   146.03   $   140.07   $   127.64
----------------------------------------------------------------------------------
2001   $   167.25   $   167.81   $   188.27   $   173.76   $   177.19   $   168.20
----------------------------------------------------------------------------------
2002   $   170.48   $   161.99   $   153.39   $   150.15   $   163.92   $   201.36
----------------------------------------------------------------------------------
2003   $   242.97   $   249.18   $   235.24   $   238.65   $   263.07   $   254.75
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                  MONTH-END NET ASSET VALUE PER SERIES C UNIT
----------------------------------------------------------------------------------
          JULY         AUG.        SEPT.         OCT.         NOV.         DEC.
----------------------------------------------------------------------------------
1999   $   196.36   $   191.41   $   183.30   $   167.12   $   165.80   $   164.80
----------------------------------------------------------------------------------
2000   $   126.24   $   124.89   $   120.24   $   128.90   $   139.70   $   163.40
----------------------------------------------------------------------------------
2001   $   160.69   $   173.24   $   179.62   $   187.67   $   161.04   $   169.60
----------------------------------------------------------------------------------
2002   $   218.76   $   225.14   $   239.33   $   221.85   $   210.91   $   227.02
----------------------------------------------------------------------------------
2003   $   251.85   $   257.19   $   252.38   $   246.31   $   240.10   $   253.53
----------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1999 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                DECEMBER 31, 2003

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $18,182,000
                       CURRENT CAPITALIZATION: $8,187,001
                   WORST MONTHLY DRAWDOWN(2):(14.20)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.59)% (7/99-9/00)

          NET ASSET VALUE PER SERIES A UNIT, DECEMBER 31, 2003: $400.38
      --------------------------------------------------------------------

                                                  MONTHLY RATES OF RETURN(4)
               ----------------------------------------------------------------------------------------
               MONTH                    2003          2002          2001          2000          1999
               ----------------------------------------------------------------------------------------
               January                   7.03%         0.52%         2.36%        (1.70)%       (2.79)%
               ----------------------------------------------------------------------------------------
               February                  2.55         (4.98)         0.34         (6.78)         1.17
               ----------------------------------------------------------------------------------------
               March                    (5.59)        (5.31)        12.20         (3.33)        (1.06)
               ----------------------------------------------------------------------------------------
               April                     1.45         (2.11)        (7.71)         0.03          3.09
               ----------------------------------------------------------------------------------------
               May                      10.23          9.17          1.97         (4.07)         2.05
               ----------------------------------------------------------------------------------------
               June                     (3.16)        22.84         (5.07)        (8.87)         5.38
               ----------------------------------------------------------------------------------------
               July                     (1.14)         8.70         (4.47)        (1.10)        (2.93)
               ----------------------------------------------------------------------------------------
               August                    2.12          2.88          7.82         (1.07)        (2.53)
               ----------------------------------------------------------------------------------------
               September                (1.87)         6.31          3.69         (3.74)        (4.25)
               ----------------------------------------------------------------------------------------
               October                  (2.40)        (7.30)         4.48          7.21         (8.83)
               ----------------------------------------------------------------------------------------
               November                 (2.52)        (4.93)       (14.20)         8.40         (0.80)
               ----------------------------------------------------------------------------------------
               December                  5.59          7.64          5.32         16.99         (0.61)
               ----------------------------------------------------------------------------------------
               Compound Annual
               Rate of Return           11.67%        33.90%         3.79%        (0.81)%      (12.15)%
               ----------------------------------------------------------------------------------------

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                DECEMBER 31, 2003

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     INCEPTION OF TRADING: January 28, 1991
                      AGGREGATE SUBSCRIPTIONS: $50,636,060
                       CURRENT CAPITALIZATION: $15,305,163
                   WORST MONTHLY DRAWDOWN(2): (14.91)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(40.57)% (7/99-9/00)

                                   ----------

          NET ASSET VALUE PER SERIES B UNIT, DECEMBER 31, 2003: $325.34
      -----------------------------------------------------------------------

                                                  MONTHLY RATES OF RETURN(4)
               ----------------------------------------------------------------------------------------
               MONTH                    2003          2002          2001          2000          1999
               ----------------------------------------------------------------------------------------
               January                   7.03%         0.52%         2.36%        (1.69)%       (2.78)%
               ----------------------------------------------------------------------------------------
               February                  2.55         (4.98)         0.33         (6.78)         1.17
               ----------------------------------------------------------------------------------------
               March                    (5.59)        (5.31)        12.20         (3.34)        (1.06)
               ----------------------------------------------------------------------------------------
               April                     1.45         (2.11)        (7.71)         0.02          3.10
               ----------------------------------------------------------------------------------------
               May                      10.22          9.17          1.97         (4.08)         2.04
               ----------------------------------------------------------------------------------------
               June                     (3.16)        22.84         (5.07)        (8.87)         5.38
               ----------------------------------------------------------------------------------------
               July                     (1.14)         8.64         (4.47)        (1.10)        (2.93)
               ----------------------------------------------------------------------------------------
               August                    2.12          2.92          7.81         (1.07)        (2.52)
               ----------------------------------------------------------------------------------------
               September                (1.87)         6.30          3.68         (3.73)        (4.24)
               ----------------------------------------------------------------------------------------
               October                  (2.40)        (7.30)         4.48          7.20         (8.83)
               ----------------------------------------------------------------------------------------
               November                 (2.52)        (4.93)       (14.19)         8.38         (0.79)
               ----------------------------------------------------------------------------------------
               December                  5.59          7.64          5.31         16.97         (0.60)
               ----------------------------------------------------------------------------------------
               Compound Annual
               Rate of Return           11.67%        33.88%         3.78%        (0.86)%      (12.11)%
               ----------------------------------------------------------------------------------------

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                DECEMBER 31, 2003

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1992
                      AGGREGATE SUBSCRIPTIONS: $40,000,000
                       CURRENT CAPITALIZATION: $8,484,674
                   WORST MONTHLY DRAWDOWN(2): (14.19)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (40.57)% (7/99-9/00)

                                   ----------

          NET ASSET VALUE PER SERIES C UNIT, DECEMBER 31, 2003: $253.53
     ------------------------------------------------------------------------

                                                  MONTHLY RATES OF RETURN(4)
               ----------------------------------------------------------------------------------------
               MONTH                    2003          2002          2001          2000          1999
               ----------------------------------------------------------------------------------------
               January                   7.03%         0.52%         2.36%        (1.69)%       (2.78)%
               ----------------------------------------------------------------------------------------
               February                  2.55         (4.98)         0.33         (6.78)         1.17
               ----------------------------------------------------------------------------------------
               March                    (5.59)        (5.31)        12.20         (3.34)        (1.06)
               ----------------------------------------------------------------------------------------
               April                     1.45         (2.11)        (7.71)         0.02          3.10
               ----------------------------------------------------------------------------------------
               May                      10.24          9.17          1.97         (4.08)         2.04
               ----------------------------------------------------------------------------------------
               June                     (3.16)        22.84         (5.07)        (8.87)         5.38
               ----------------------------------------------------------------------------------------
               July                     (1.14)         8.64         (4.47)        (1.10)        (2.93)
               ----------------------------------------------------------------------------------------
               August                    2.12          2.92          7.81         (1.07)        (2.52)
               ----------------------------------------------------------------------------------------
               September                (1.87)         6.30          3.68         (3.73)        (4.24)
               ----------------------------------------------------------------------------------------
               October                  (2.40)        (7.30)         4.48          7.20         (8.83)
               ----------------------------------------------------------------------------------------
               November                 (2.52)        (4.93)       (14.19)         8.38         (0.79)
               ----------------------------------------------------------------------------------------
               December                  5.59          7.64          5.31         16.97         (0.60)
               ----------------------------------------------------------------------------------------
               Compound Annual
               Rate of Return           11.68%        33.86%         3.79%        (0.86)%      (12.11)%
               ----------------------------------------------------------------------------------------

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

               The Advisors are both trend-following traders, whose programs do not attempt to predict price movements. Neither JWH nor Millburn has generally relied on using fundamental economic supply or demand analyses macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, their programs apply proprietary computer models to analyzing past market data, and from this data attempt to determine whether market prices are trending. As technical traders, JWH and Millburn base their strategies on the theory that market prices reflect the collective judgment of numerous market participants and are, accordingly, an efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

               If an Advisor's models identify a trend, they signal positions, which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

               There are many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which their programs are, designed to identify, either or both Advisors may miss the trend altogether.

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

2003

               The Partnership's overall trading was profitable for the year, bringing in approximately 11.67% compounded annual rate of return for 2003. The Partnership experienced gains in the all sectors, with the largest gain in the currency sector.

               Gains in the currency sector early in the year were due to the weakening U.S. dollar, and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies in April and May. U.S. Treasury Secretary John Snow indicated he was comfortable with current decline in the U.S. dollar and that a cheaper U.S. dollar would increase exports. The U.S. dollar reversed its weakening trend in June which offset some of the previous gains. In the beginning of the third quarter, the U.S. dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. The third quarter ended with foreign currencies against the U.S. dollar appreciating. The year ended with the U.S. dollar falling under pressure on concerns that a strengthening U.S. economy may expand the trade deficit.

               Trading in stock indices posted gains for the year as well. European stock markets started the year on an upward trend, which reversed as prices eroded throughout the first quarter. Global economies suffered throughout the quarter; however, in mid-March the equities market rebounded. Stock index futures capitalized on the global upswing in stock prices in June. During the first part of the third quarter, U.S. equities were fairly quiet while strong gains were generated in trading global stock indices. The Japanese Nikkei was a solid performer during the third quarter as it gained over 8% on strong economic numbers. Investors reacted to the hope that deflation and economic contractions were coming to an end in Japan. Gains in the Nikkei and the U.S. outweighed small losses in other markets. The fourth quarter posted gains overall with the main driver of performance being the DAX index.

               The interest rate sector managed to post a gain despite continuous losses, during the last half of the year. Interest rates continued to push lower in the beginning of the year as economic data for the fourth quarter of 2002 announced an annual growth rate for the economy of approximately 1% for 2002. Consumer spending and confidence remained low and even the housing market stumbled in March. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict in Iraq triggered the liquidation of many fixed income investments hurting long exposure. May gains outpaced losses from June. Some factors that kept the interest rates falling were rumors of deflation, hedging by long term lenders against the falling interest rates, and foreign banks buying U.S. Treasuries as part of their monetary policy to control the value of their currency. The market reversed in June due to disappointing news about a smaller rate cut by the Federal Reserve then expected. In the beginning of the third quarter, the U.S. bond market suffered heavy losses after the U.S government announced its intentions to borrow a record amount to finance the huge deficit. There were massive sell-offs in bonds during July, which seemed to have found a base during the month of August. With interest rates on hold at the short end of the curve in the U.S., trading was characterized by small ranges, which generated minor losses. Trading conditions in this sector remain choppy and overall exposure continues to remain low, since no clear trends have emerged.

               The metals sector had gains for the year as well despite losses in the first half of the year. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was a main driver for the gold market in January. Gold reversed its rising trend in February with the announcement that the German Bundesbank had sold a portion of its gold reserves. Positions in gold shifted from profitable to unprofitable throughout the second quarter. In the beginning of the third quarter profits in the industrial complex were outweighed by losses in the precious metal sector. Copper and other industrial metals rallied on technical buying and stronger demand as economies showed stronger growth prospects. During the mid part of the third quarter, the metals sector posted a gain while profits in precious metals outweighed losses in the industrial complex. At the end of the third quarter, the metals sector posted a profit with long positions in the metals particularly gold and nickel, making significant price movements to the upside. The fourth quarter posted gains partially due to weaker U.S. dollar allowing base metals to advance sharply, as well as a strong demand from Asia. Gold prices reached a six-year high and were one of the main drivers of performance.

               Specific trading results are not included for 2003 because the Partnership traded exclusively through investing in Trading LLC's.

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

               The stock index sector produced profits for the year as equity markets were under heavy pressure from poor corporate earnings, accounting irregularities and a general global economic slowdown. Volatility in the equity markets was at a high level, keeping bargain hunters from re-entering the markets, keeping up a trend the Partnership was able to capitalize on through the third quarter. The sector returned some of its profits in the fourth quarter as frequent worldwide economic news releases alternated from positive to negative.

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

               Despite volatile conditions, stock index trading was successful. Global equity markets remained caught between negative news about earnings and the potential positive effects of monetary easings. Short positions fueled the sector as indices fell on poor corporate earnings and investor's anxiety that the terrorist attacks would cause the global economic slump to worsen. Positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally at year-end.

               Currency trading was also profitable. The Euro fell from a near high 96 cents back to the 90-cent level, resulting in losses in long Euro positions. Losses were sustained in Japanese yen positions as the further weakening of the Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. By year-end, the U.S. dollar continued to appreciate versus the Euro and the Japanese yen as the European Central Bank maintained its cautious monetary easing stance and the Japanese economy deteriorated.

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

VARIABLES AFFECTING PERFORMANCE

               The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income.

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

               Substantially all of the Partnership's assets at the Trading LLC's are held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

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

        (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

               The Partnership, under the direction of the two Advisors, which it has retained since inception, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

               The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2003. During the fiscal year 2003, the Partnership's average capitalization was approximately $32,317,001. As of December 31, 2002, the average capitalization was approximately $27,713,533.

               The Partnership does not trade commodities or energy futures.

                                FISCAL YEAR 2003

                           AVERAGE VALUE       % OF AVERAGE       HIGHEST VALUE AT      LOWEST VALUE
MARKET SECTOR                 AT RISK         CAPITALIZATION            RISK               AT RISK
-------------            ----------------    ----------------     ----------------    ----------------
Interest Rates            $    3,081,781               9.54%       $    5,030,771      $    1,437,802
Currencies                     1,184,829               3.67%            2,648,866             155,509
Stock Indices                    367,747               1.14%            2,516,516              79,672
Metals                           155,442               0.48%              313,569              56,915
                         ----------------    ----------------     ----------------    ----------------
TOTAL                     $    4,789,799              14.83%       $   10,509,722      $    1,729,898
                         ================    ================     ================    ================

               Average, highest and lowest value at Risk amounts relate to month end amounts for each month during the year. Average Capitalization is the average or the Partnership's capitalization at the end of each month of 2003.

                                FISCAL YEAR 2002

                           AVERAGE VALUE       % OF AVERAGE       HIGHEST VALUE AT      LOWEST VALUE
MARKET SECTOR                 AT RISK         CAPITALIZATION            RISK               AT RISK
-------------            ----------------    ----------------     ----------------    ----------------
Interest Rates            $    1,263,853               4.09%       $    2,080,767      $      437,570
Currencies                     1,415,410               4.58%            2,279,690              72,314
Stock Indices                    251,584               0.81%              378,750              57,264
Metals                           588,987               1.90%              959,429              56,496
                         ----------------    ----------------     ----------------    ----------------
TOTAL                     $    3,519,834              11.38%       $    5,698,636      $      623,644
                         ================    ================     ================    ================

               Average, highest and lowest Value at Risk amounts relate to month end amounts for each month during the year. Average Capitalization is the average or the Partnership's capitalization at the end of each month of 2002.

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

               The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

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

               STOCK INDICES.

               The Partnership's primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLAI LLC anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

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

        QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

               The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

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

               Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors, which may affect the decision to adjust the size of a position in relation to account equity, include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

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

               Millburn develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. Millburn then analyzes the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk-adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   JOHN W. HENRY & CO. / MILLBURN L.P.

Net Income by Quarter
Eight Quarters through December 31, 2003

                         FOURTH      THIRD        SECOND       FIRST         FOURTH        THIRD        SECOND        FIRST
                        QUARTER     QUARTER      QUARTER      QUARTER       QUARTER       QUARTER      QUARTER       QUARTER
                         2003        2003          2003        2003          2002           2002        2002          2002
                         ----        ----          ----        ----          ----           ----        ----          ----
Total Income           $ 722,022  $  589,484   $ 3,852,304  $ 2,045,425  $ (1,202,552)  $ 7,314,072  $ 7,762,043  $ (1,907,019)
Total Expenses           581,986     892,683     1,244,574      917,516       535,689     1,892,668      691,868       543,926
                      ---------------------------------------------------------------------------------------------------------
Net Income             $ 140,036  $ (303,199)  $ 2,607,730  $ 1,127,909  $ (1,738,241)  $ 5,421,404  $ 7,070,175  $ (2,450,945)
                      =========================================================================================================

Net Income per Unit    $    1.37  $    (2.93)  $     24.63  $     10.36  $     (15.77)  $     47.56  $     59.49  $     (20.09)

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

ITEM 9A: CONTROLS AND PROCEDURES

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

ROBERT M. ALDERMAN         Chief Executive Officer, President and Manager

STEVEN B. OLGIN            Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR         Manager

        Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI LLC. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

        Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Operating Officer and a Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

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

               Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the

Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

               As of December 31, 2003, the principals of MLAI LLC had no investment in the Partnership, and MLAI LLC's general partnership interest was valued at $325,137.

               As of February 28, 2003, MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The ML Select Futures LP, and ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as MLIM AS LLC) acted as general partner of six futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

        (c)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

        (d)    FAMILY RELATIONSHIPS:

               None.

        (e)    BUSINESS EXPERIENCE:

               See Item 10(a) and (b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

        (g)    PROMOTERS AND CONTROL PERSONS:

               Not applicable.

CODE OF ETHICS:

               The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLAI LLC's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

ITEM 11: EXECUTIVE COMPENSATION

               The officers of MLAI LLC are remunerated by MLAI LLC in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI LLC and Administrative Fees to MLAI LLC. MLAI LLC or its affiliates also may receive certain economic benefits from holding the Partnership's U.S. dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as directors of MLAI LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

               As of December 31, 2003, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLAI LLC.

        (b)    SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2003, the Advisors owned 515 Series A Units, 500 Series B Units and 1000 Series C Units and MLAI LLC owned 209 Series A Units, 478 Series B Units and 339 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 3.25% of each series of the total Units outstanding, respectively.

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

               In 2003, the Partnership expensed through its investment in the Trading LLCs: (i) Brokerage Commissions of $2,823,906 to MLPF&S, which included $660,711 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $101,873 to MLAI LLC. In addition, MLAI LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

        (c)    INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans, to management or otherwise.

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEE AND SERVICES

        (a)    AUDIT FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2003 were $35,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $33,990.

        (b)    AUDIT-RELATED FEES

               There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

        (c)    TAX FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $82,500.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $82,000.

        (d)    ALL OTHER FEES

               No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

               Neither the Partnership nor MLAI LLC has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE
                                                                                                      ----
        (a)1.         FINANCIAL STATEMENTS:

                      Independent Auditors' Report                                                       1

                      Statements of Financial Condition as of December 31, 2003 and 2002                 2

                      For the years ended December 31, 2003, 2002 and 2001:
                        Statements of Income                                                             3
                        Statements of Changes in Partners' Capital                                       4

                      Financial Data Highlights for the year ended December 31, 2003                     5

                      Notes to Financial Statements                                                    6-9

        (a) 2 8(d).   FINANCIAL STATEMENT SCHEDULES:

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

10.01(o)              Form of Advisory Agreement between the Partnership, MLIM LLC, MLPF&S and each of John W.
                      Henry & Company, Inc. and Millburn Ridgefield Corporation.

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

10.06                 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International
                      Bank, MLIM LLC, MLPF&S and the Partnership.

EXHIBIT 10.06:        Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a)              Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the
                      Partnership and MLPF&S.

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

13.01                 2003 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:        Is filed herewith.

13.01(a)              2003 Annual Report and Independent Auditors' Report for the following Trading Limited
                      Liability Companies sponsored by MLAI LLC:
                      ML Millburn Global L.L.C.
                      ML JWH Financial and Metals Portfolio L.L.C.

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

31.01 and 31.02       Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:            Are filed herewith.

32.01 and 32.02       Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:            Are filed herewith.

        (b)    Report on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2003.

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

                                  JOHN W. HENRY & CO./MILLBURN L.P.

                                  By: MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
                                         General Partner

                                  By: /s/Robert M. Alderman
                                      ---------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)

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

SIGNATURE                           TITLE                                                        DATE
---------                           -----                                                        ----
/s/Robert M. Alderman               Chief Executive Officer, President and Manager               March 30, 2004
---------------------                 (Principal executive officer)
Robert M. Alderman

/s/Steven B. Olgin                  Vice President, Chief  Operating Officer and Manager         March 30, 2004
------------------
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 30, 2004
----------------------                (Principal financial and accounting officer)
Michael L. Pungello

/s/Jeffrey F. Chandor               Manager                                                      March 30, 2004
---------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of
Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC                           General Partner of Registrant                          March 30, 2004

By: /s/Robert M. Alderman
    ---------------------
    Robert M. Alderman
    Chief Executive Officer, President and Manager
    (Principal Executive Officer)

                                  EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-K of John W. Henry & Co./Millburn
L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2004

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                  EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1. I have reviewed this report on Form 10-K of John W. Henry & Co./Millburn
L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                  EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of John W. Henry & Co./Millburn L.P.. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: March 30, 2004

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                  EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of John W. Henry & Co./Millburn L.P.. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: March 30, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                        JOHN W. HENRY & CO./MILLBURN L.P.

                                 2003 FORM 10-K

                                INDEX TO EXHIBITS

                         EXHIBIT

Exhibit 13.01            2003 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2003 Annual Report and Independent Auditors' Report ML Millburn Global, LLC
                         ML JWH Financials & Metals Portfolio, LLC