Form 10-Q
period 2004-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2004-05-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------
                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from_________________to_________________

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        ---------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                        06-1287586
-------------------------------              -----------------------------------
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

Item 1. Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                              MARCH 31,     DECEMBER 31,
                                                               2004            2003
                                                            (UNAUDITED)
                                                           -------------   -------------
ASSETS

Investments in Trading LLCs                                $  30,868,153   $  31,976,838
Receivable from Trading LLCs                                     199,755         226,885
                                                           -------------   -------------

              TOTAL                                        $  31,067,908   $  32,203,723
                                                           =============   =============

LIABILITY AND PARTNERS' CAPITAL

    Administrative fees payable                            $       6,478   $       6,098
    Redemptions payable                                          193,277         220,787
                                                           -------------   -------------

            Total liabilities                                    199,755         226,885
                                                           -------------   -------------

PARTNERS' CAPITAL:
    General Partner:
        (209 and 209 Series A Units)                              84,717          83,679
        (478 and 478 Series B Units)                             157,445         155,512
        (339 and 339 Series C Units)                              87,012          85,946
    Limited Partners:
        (19,269 and 20,239 Series A Units)                     7,810,703       8,103,322
        (43,806 and 46,566 Series B Units)                    14,428,919      15,149,651
        (32,334 and 33,127 Series C Units)                     8,299,357       8,398,728
                                                           -------------   -------------

            Total partners' capital                           30,868,153      31,976,838
                                                           -------------   -------------

                TOTAL                                      $  31,067,908   $  32,203,723
                                                           =============   =============

NET ASSET VALUE PER UNIT:
 Series A (Based on 19,478 and 20,448 Units outstanding)   $      405.35   $      400.38
                                                           =============   =============
 Series B (Based on 44,284 and 47,044 Units outstanding)   $      329.38   $      325.34
                                                           =============   =============
 Series C (Based on 32,673 and 33,466 Units outstanding)   $      256.68   $      253.53
                                                           =============   =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                                           FOR THE THREE   FOR THE THREE
                                                            MONTHS ENDED    MONTHS ENDED
                                                           MARCH 31, 2004  MARCH 31, 2003
                                                           --------------  --------------
REVENUES:
    Trading profit (loss):
      Realized                                             $   3,017,656   $   6,110,265
      Change in unrealized                                    (1,810,382)     (4,159,998)
                                                           -------------   -------------

         Total trading results                                 1,207,274       1,950,267

    Interest income                                               74,574          95,158
                                                           -------------   -------------

         Total revenues                                        1,281,848       2,045,425
                                                           -------------   -------------

EXPENSES:
    Brokerage commissions                                        695,016         712,515
    Profit Shares                                                113,145         184,044
    Administrative fees                                           39,699          20,957
                                                           -------------   -------------

         Total expenses                                          847,860         917,516
                                                           -------------   -------------

NET INCOME                                                 $     433,988   $   1,127,909
                                                           =============   =============

NET INCOME PER UNIT:

Weighted average number of General Partner
and Limited Partner Units outstanding                             99,235         108,876
                                                           =============   =============

Net income per weighted average
General Partner and Limited Partner Unit                   $        4.37   $       10.36
                                                           =============   =============

Net income per weighted average General Partner
and Limited Partner Unit by series
     Series A                                              $        5.22   $       13.18
                                                           =============   =============
     Series B                                              $        4.87   $       10.62
                                                           =============   =============
     Series C                                              $        3.17   $        8.27
                                                           =============   =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                    UNITS
                                 --------------------------------------------
                                   SERIES A        SERIES B        SERIES C
                                 ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2002                    22,607          49,697          36,756

Net income                                  -               -               -

Redemptions                              (378)           (330)         (1,203)
                                 ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2003                       22,229          49,367          35,553
                                 ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2003                    20,448          47,044          33,466

Net income                                                  -               -

Redemptions                              (970)         (2,760)           (793)
                                 ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2004                       19,478          44,284          32,673
                                 ============    ============    ============

                                               GENERAL PARTNER
                                 --------------------------------------------
                                   SERIES A        SERIES B        SERIES C
                                 ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2002              $     82,826   $    148,873   $     85,813

Net income                              2,996          5,396          3,106

Redemptions                                 -              -              -
                                 ------------   ------------   ------------

PARTNERS' CAPITAL,
  March 31, 2003                 $     85,822   $    154,269   $     88,919
                                 ============   ============   ============

PARTNERS' CAPITAL,
  December 31, 2003              $     83,679   $    155,512   $     85,946

Net income                              1,038          1,933          1,066

Redemptions                                 -              -              -
                                 ------------   ------------   ------------

PARTNERS' CAPITAL,
  March 31, 2004                 $     84,717   $    157,445   $     87,012
                                 ============   ============   ============

                                               LIMITED PARTNERS
                                 --------------------------------------------
                                   SERIES A        SERIES B        SERIES C         TOTAL
                                 ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2002              $  8,023,008    $ 14,329,638    $  8,258,617    $ 30,928,775

Net income                            294,005         521,755         300,651       1,127,909

Redemptions                          (144,224)       (102,010)       (284,806)       (531,040)
                                 ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2003                 $  8,172,789    $ 14,749,383    $  8,274,462    $ 31,525,644
                                 ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2003              $  8,103,322    $ 15,149,651    $  8,398,728    $ 31,976,838

Net income                            102,731         222,916         104,304         433,988

Redemptions                          (395,350)       (943,648)       (203,675)     (1,542,673)
                                 ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2004                 $  7,810,703    $ 14,428,919    $  8,299,357    $ 30,868,153
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles general accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2.   INVESTMENTS

     As of March 31, 2004, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLCs", collectively) of $15,434,076 and $15,434,077, respectively. For the year ending December 31, 2003, the Partnership had investments in JWH LLC and Millburn LLC of $15,988,419 and $15,988,419, respectively. The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                       MARCH 31, 2004              DECEMBER 31, 2003
                                        (UNAUDITED)
                                 --------------------------   ---------------------------
                                      JWH        MILLBURN         JWH          MILLBURN
                                      LLC          LLC            LLC            LLC
                                 ------------  ------------   ------------   ------------
Assets                           $ 15,671,149  $ 15,748,341   $ 16,966,913   $ 16,374,341
                                 ============  ============   ============   ============

Liabilities                      $    237,073  $    314,264   $    978,494   $    385,922
Members' Capital                   15,434,076    15,434,077     15,988,419     15,988,419
                                 ------------  ------------   ------------   ------------

Total                            $ 15,671,149  $ 15,748,341   $ 16,966,913   $ 16,374,341
                                 ============  ============   ============   ============

                                   JWH                   MILLBURN                  JWH                  MILLBURN
                                   LLC                     LLC                     LLC                    LLC
                           --------------------    --------------------   --------------------   --------------------
                           FOR THE THREE MONTHS    FOR THE THREE MONTHS   FOR THE THREE MONTHS   FOR THE THREE MONTHS
                              ENDED MARCH 31,         ENDED MARCH 31,        ENDED MARCH 31,        ENDED MARCH 31,
                                   2004                    2004                   2003                   2003
                               (UNAUDITED)             (UNAUDITED)             (UNAUDITED)            (UNAUDITED)
                           --------------------    --------------------   --------------------   --------------------
Revenues                        $  619,220              $  662,627             $ 2,481,420             $ (435,995)

Expenses                           389,340                 439,262                 573,142                344,373
                                ----------              ----------             -----------             ----------

Net Income (Loss)               $  229,880              $  223,365             $ 1,908,278             $ (780,368)
                                ==========              ==========             ===========             ==========

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests indirectly in derivative instruments by investing in the Trading LLCs but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

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

     The Partnership, through the Trading LLCs, has credit risk with respect to its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

     The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Trading LLC's Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                             JAN.       FEB.      MAR.
                             --------   --------  --------
                     2003    $ 383.74   $ 393.54  $ 371.52
                     2004    $ 405.87   $ 422.69  $ 405.35

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                             JAN.       FEB.      MAR.
                             --------   --------  --------
                     2003    $ 311.82   $ 319.78  $ 301.90
                     2004    $ 329.80   $ 343.47  $ 329.38

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                             JAN.       FEB.      MAR.
                             --------   --------  --------
                     2003    $ 242.97   $ 249.18  $ 235.24
                     2004    $ 257.00   $ 267.65  $ 256.68

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

January 1, 2004 to March 31, 2004

The Trading LLCs experienced gains in the interest rate, metals and stock indices and losses in the currency sector. Overall, the Partnership experienced a positive rate of return for the quarter.

The interest rate sector posted the largest gains for the Trading LLCs. In January, the fixed income market slowly drifted higher, but exhibited reversals, mainly due to foreign exchange moves. Profits were generated from various positions at the short end of the yield curve in the U.S. and Europe, while losses were posted at longer points in the yield curve in both the U.S. and Europe. In February, fixed income markets resumed their slow upward trend. The overall sector exposure had been limited compared to historical exposures but the Trading LLCs were able to generate profits from both U.S. and German yield curves. Gains were also posted in March. Long exposure to most of the major global yield curves generated positive results. German Bunds and the longer end of the U.S. yield curve posted gains, while Japanese exposure detracted from performance.

The metals sector posted gains for the quarter. In January, long positions in both precious and industrial metals generated positive returns. Copper continued to move higher and rose to its highest price in more than six years due to supply disruptions and heavy demand from new home construction. Gold also reached highs not seen since 1988. In February, industrial metals generated positive returns from the long side, while precious metals detracted from performance. Base metals continued their upward move as the sector experienced strong demand, shrinking supply and U.S. dollar weakness, helping to drive prices higher. Strong industrial demand for copper and continued speculative interest pushed the market to a seven year high. In March, industrial metals and precious metals, especially gold, contributed to profits.

Stock indices also posted gains for the quarter. Stock indices posted a profit for January as long exposure to global equities from momentum based and fundamental models performed well. The main drivers to performance in this sector were the DAX and the NASDAQ Indices. In February, exposure to global equities produced negative performance. Asian equities produced positive performance while other markets, specifically the U.S., outweighed those gains. Stock indices posted a small gain for March. Asian equity exposure outperformed U.S. exposure during the month.

The currency sector experienced losses despite gains early in the quarter. In January, the currency sector continued its long trend of a weakening U.S. dollar. Currency trading was very choppy, but the Trading LLCs were able to hold on to gains generated in the earlier part of the month. The currency sector posted losses for the month of February under highly volatile market conditions. The main event in the currency markets was the meeting of the G-7 Finance Ministers, hoping that some indication would be given as to the future directions of the U.S. dollar. The U.S. dollar continued to be range bound after the meeting. Gains in the British pound were not able to offset losses in other major or minor currency markets. Losses were also posted in March under difficult trading conditions. All of the political events during the month and rumors of the Bank of Japan's intervention policies caused for significant uncertainty in the markets. Early U.S. dollar strength turned around towards the end of the month and a large drop right at the month's close saw the U.S. dollar fall to four year lows against the Japanese yen.

January 1, 2003 to March 31, 2003

The Trading LLCs experienced gains in the interest rate, stock index and currency sectors and losses in the metals sector. Overall, the Partnership experienced a positive rate of return for the quarter.

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

The currency forward and futures trading had gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Trading LLCs were well positioned to capitalize on its U.S. dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Trading LLCs sustained losses in February as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February with the announcement that the German Bundesbank had sold a portion of its gold reserves. Industrial metals markets were choppy throughout the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership and Trading LLCs within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership or Trading LLCs internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending legal proceedings to which the Partnership, Trading LLCs or MLAI LLC is a party.

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

(b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 2004.

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


                           JOHN W. HENRY & CO./MILLBURN L.P.


                                By: MERRIL LYNCH ALTERNATIVE
                                    INVESTMENTS  LLC
                                       General Partner


Date: May 14, 2004            By  /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager
                                  (Principal Executive Officer)


Date: May 14, 2004            By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1.  I have reviewed this report on Form 10-Q of John W. Henry & Co./Millburn
L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2004
-----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1.  I have reviewed this report on Form 10-Q of John W. Henry & Co./Millburn
L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: May 14, 2004
-----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: May 14, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)