Form 10-Q
period 2004-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2004-08-13
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ____________________

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30,
                                                                  2004        DECEMBER 31,
                                                              (UNAUDITED)        2003
                                                             -------------   -------------
ASSETS
Investments in Trading LLCs                                  $  24,450,668   $  31,976,838
Receivable from Trading LLCs                                       192,703         226,885
                                                             -------------   -------------

        TOTAL                                                $  24,643,371   $  32,203,723
                                                             =============   =============

LIABILITY AND PARTNERS' CAPITAL

Administrative fees and other payables                       $      50,000   $       6,098
Redemptions payable                                                142,703         220,787
                                                             -------------   -------------

      Total liabilities                                            192,703         226,885
                                                             -------------   -------------

PARTNERS' CAPITAL:
  General Partner:
    (209 and 209 Series A Units)                                    68,588          83,679
    (478 and 478 Series B Units)                                   127,281         155,512
    (339 and 339 Series C Units)                                    70,372          85,946
  Limited Partners:
    (19,079 and 20,239 Series A Units)                           6,261,285       8,103,322
    (42,646 and 46,566 Series B Units)                          11,355,611      15,149,651
    (31,637 and 33,127 Series C Units)                           6,567,531       8,398,728
                                                             -------------   -------------

      Total partners' capital                                   24,450,668      31,976,838
                                                             -------------   -------------

        TOTAL                                                $  24,643,371   $  32,203,723
                                                             =============   =============

NET ASSET VALUE PER UNIT
  Series A (based on 19,288 and 20,448 Units outstanding)    $      328.18   $      400.38
                                                             =============   =============
  Series B (based on 43,124 and 47,044 Units outstanding)    $      266.28   $      325.34
                                                             =============   =============
  Series C (based on 31,976 and 33,466 Units outstanding)    $      207.59   $      253.53
                                                             =============   =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE      FOR THE THREE      FOR THE SIX        FOR THE SIX
                                                            MONTHS ENDED       MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                                              JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                                2004               2003              2004               2003
                                                          ---------------    ---------------   ---------------    ---------------
REVENUES:
  Trading profits (loss):
    Realized                                              $    (4,697,484)   $     2,812,793   $    (1,679,828)   $     8,923,058
    Change in unrealized                                         (614,690)           946,303        (2,425,072)        (3,213,695)
                                                          ---------------    ---------------   ---------------    ---------------

      Total trading results                                    (5,312,174)         3,759,096        (4,104,900)         5,709,363
                                                          ---------------    ---------------   ---------------    ---------------

  Interest income                                                  79,586             93,208           154,160            188,366
                                                          ---------------    ---------------   ---------------    ---------------

      Total revenues                                           (5,232,588)         3,852,304        (3,950,740)         5,897,729
                                                          ---------------    ---------------   ---------------    ---------------

EXPENSES:
  Brokerage commissions                                           559,096            723,739         1,254,112          1,436,254
  Profit Shares                                                   (79,276)           499,549            33,869            683,593
  Administrative fees                                             166,444             21,286           206,143             42,243
                                                          ---------------    ---------------   ---------------    ---------------

      Total expenses                                              646,264          1,244,574         1,494,124          2,162,090
                                                          ---------------    ---------------   ---------------    ---------------

NET INCOME (LOSS)                                         $    (5,878,852)   $     2,607,730   $    (5,444,864)   $     3,735,639
                                                          ===============    ===============   ===============    ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding                           95,784            105,868            97,510            107,373
                                                          ===============    ===============   ===============    ===============

Net income (loss) per weighted average
 General Partner and Limited Partner Unit                 $        (61.38)   $         24.63   $        (55.84)   $         34.79
                                                          ===============    ===============   ===============    ===============

Net income (loss) per weighted average General
Partner and Limited Partner Unit by series
  Series A                                                $        (77.27)   $         31.09   $        (71.11)   $         43.99
                                                          ===============    ===============   ===============    ===============
  Series B                                                $        (63.26)   $         25.09   $        (56.77)   $         35.61
                                                          ===============    ===============   ===============    ===============
  Series C                                                $        (49.26)   $         19.97   $        (45.39)   $         27.98
                                                          ===============    ===============   ===============    ===============

All items of revenue and expense are allocated from investments in Trading LLCs.

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                          UNITS                                  GENERAL PARTNER
                                         --------------------------------------    --------------------------------------------
                                          SERIES A      SERIES B      SERIES C       SERIES A        SERIES B        SERIES C
                                         ----------    ----------    ----------    ------------    ------------    ------------
PARTNERS' CAPITAL, December 31, 2002         22,607        49,697        36,756    $     82,826    $    148,873    $     85,813

Additions                                         -            60             -               -          20,255               -

Net income                                        -             -             -          10,108          17,536          10,483

Redemptions                                  (1,123)       (1,471)       (2,508)              -               -               -
                                         ----------    ----------    ----------    ------------    ------------    ------------

PARTNERS' CAPITAL, June 30, 2003             21,484        48,286        34,248    $     92,934    $    186,664    $     96,296
                                         ==========    ==========    ==========    ============    ============    ============

PARTNERS' CAPITAL, December 31, 2003         20,448        47,044        33,466    $     83,679    $    155,512    $     85,946

Net loss                                          -             -             -         (15,091)        (28,231)        (15,574)

Redemptions                                  (1,160)       (3,920)       (1,490)              -               -               -
                                         ----------    ----------    ----------    ------------    ------------    ------------

PARTNERS' CAPITAL, June 30, 2004             19,288        43,124        31,976    $     68,588    $    127,281    $     70,372
                                         ==========    ==========    ==========    ============    ============    ============

                                                        LIMITED PARTNERS
                                         -----------------------------------------------
                                            SERIES A        SERIES B          SERIES C          TOTAL
                                         -------------    -------------    -------------    -------------
PARTNERS' CAPITAL, December 31, 2002     $   8,023,008    $  14,329,638    $   8,258,617    $  30,928,775

Additions                                            -                -                -           20,255

Net income                                     966,429        1,736,579          994,504        3,735,639

Redemptions                                   (439,092)        (467,885)        (624,647)      (1,531,624)
                                         -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, June 30, 2003         $   8,550,345    $  15,598,332    $   8,628,474    $  33,153,045
                                         =============    =============    =============    =============

PARTNERS' CAPITAL, December 31, 2003     $   8,103,322    $  15,149,651    $   8,398,728    $  31,976,838

Net loss                                    (1,381,852)      (2,532,207)      (1,471,909)      (5,444,864)

Redemptions                                   (460,185)      (1,261,833)        (359,288)      (2,081,306)
                                         -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, June 30, 2004         $   6,261,285    $  11,355,611    $   6,567,531    $  24,450,668
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

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of June 30, 2004, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC")(collectively "Trading LLCs") of $12,225,334 and $12,225,334, respectively. For the year ending December 31, 2003, the Partnership had investments in JWH LLC and Millburn LLC of $15,988,419 and $15,988,419, respectively.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                    JUNE 30, 2004
                                     (UNAUDITED)                  DECEMBER 31, 2003
                            -----------------------------   -----------------------------
                                 JWH          MILLBURN           JWH           MILLBURN
                                 LLC             LLC             LLC              LLC
                            -------------   -------------   -------------   -------------
Assets                      $  12,302,839   $  12,778,993   $  16,966,913   $  16,374,341
                            =============   =============   =============   =============

Liabilities                 $      77,505   $     553,659   $     978,493   $     385,922
Members' Capital               12,225,334      12,225,334      15,988,420      15,988,419
                            -------------   -------------   -------------   -------------

Total                       $  12,302,839   $  12,778,993   $  16,966,913   $  16,374,341
                            =============   =============   =============   =============

                                                       JWH LLC

                        FOR THE THREE      FOR THE THREE      FOR THE SIX        FOR THE SIX
                         MONTHS ENDED       MONTHS ENDED     MONTHS ENDED       MONTHS ENDED
                        JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004      JUNE 30, 2003
                         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                       ---------------    ---------------   ---------------    ---------------
Revenues               $    (2,936,519)   $     1,500,475   $    (2,317,299)   $     3,981,895

Expenses                       282,458            585,470           671,798          1,158,613
                       ---------------    ---------------   ---------------    ---------------

Net Income (loss)      $    (3,218,977)   $       915,005   $    (2,989,097)   $     2,823,282
                       ===============    ===============   ===============    ===============

                                                     MILLBURN LLC

                        FOR THE THREE      FOR THE THREE      FOR THE SIX        FOR THE SIX
                         MONTHS ENDED       MONTHS ENDED     MONTHS ENDED       MONTHS ENDED
                        JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004      JUNE 30, 2003
                         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                       ---------------    ---------------   ---------------    ---------------
Revenues               $    (2,296,068)   $     2,351,829   $    (1,633,441)   $     1,915,834

Expenses                       213,807            659,104           653,069          1,003,477
                       ---------------    ---------------   ---------------    ---------------

Net Income (loss)      $    (2,509,875)   $     1,692,725   $    (2,286,510)   $       912,357
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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently results in changes in the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

             JAN.       FEB.       MAR.       APR.       MAY        JUN.
             ----       ----       ----       ----       ---        ----
      2003   $ 383.74   $ 393.54   $ 371.52   $ 376.91   $ 415.46   $ 402.31

      2004   $ 405.87   $ 422.69   $ 405.35   $ 363.10   $ 342.77   $ 328.18

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

             JAN.       FEB.       MAR.       APR.       MAY        JUN.
             ----       ----       ----       ----       ---        ----
      2003   $ 311.82   $ 319.78   $ 301.90   $ 306.27   $ 337.59   $ 326.91

      2004   $ 329.80   $ 343.47   $ 329.38   $ 294.84   $ 278.12   $ 266.28

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

             JAN.       FEB.       MAR.       APR.       MAY        JUN.
             ----       ----       ----       ----       ---        ----
      2003   $ 242.97   $ 249.18   $ 235.24   $ 238.65   $ 263.07   $ 254.75

      2004   $ 257.00   $ 267.65   $ 256.68   $ 229.80   $ 216.82   $ 207.59

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits (losses) as an investor in Trading LLCs. The following commentary describes the trading results of Trading LLCs.

JANUARY 1, 2004 TO JUNE 30, 2004

January 1, 2004 to March 31, 2004

Gains were experienced in the interest rate, metals and stock indices and losses in the currency sector. Overall, the Partnership experienced a positive rate of return for the quarter.

The interest rate sector posted the largest gains. In January, the fixed income market slowly drifted higher, but exhibited reversals, mainly due to foreign exchange moves. Profits were generated from various positions at the short end of the yield curve in the U.S. and Europe, while losses were posted at longer points in the yield curve in both the U.S. and Europe. In February, fixed income markets resumed their slow upward trend. The overall sector exposure had been limited compared to historical exposures but profits were generated from both U.S. and German yield curves. Gains were also posted in March. Long exposure to most of the major global yield curves generated positive results. German Bunds and the longer end of the U.S. yield curve posted gains, while Japanese exposure detracted from performance.

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

The currency sector experienced losses despite gains early in the quarter. In January, the currency sector continued its long trend of a weakening U.S. dollar. Currency trading was very choppy, but gains were generated in the earlier part of the month. The currency sector posted losses for the month of February under highly volatile market conditions. The main event in the currency markets was the meeting of the G-7 Finance Ministers, hoping that some indication would be given as to the future directions of the U.S. dollar. The U.S. dollar continued to be range bound after the meeting. Gains in the British pound were not able to offset losses in other major or minor currency markets. Losses were also posted in March under difficult trading conditions. All of the political events during the month and rumors of the Bank of Japan's intervention policies caused for significant uncertainty in the markets. Early U.S. dollar strength turned around towards the end of the month and a large drop right at the month's close saw the U.S. dollar fall to four year lows against the Japanese yen.

April 1, 2004 to June 30, 2004

Losses were experienced in all four sectors. Overall, the Partnership experienced a negative rate of return for the quarter.

The metals sector posted a loss for the quarter. In April, the combination of the U.S. dollar strengthening and the fear of higher interest rates, which would curb growth, caused base and precious metals to sell-off. Most markets during May were range-bound and the U.S. dollar did not provide any momentum to these markets. Exposure to aluminum was the main cause for losses as the market sold off during the month of May. In June, industrial metals detracted from performance as well as precious metals. Both industrial and precious metals generated losses throughout the quarter.

Stock indices posted a net loss for the quarter. Equities rallied in the early part of April, but fear of rate increases based on positive economic news sent equities falling with a steep sell-off towards month's end. During May, equities worldwide were weak on continued concerns of the imminent rate increases in U.S. interest rates. The Japanese Nikkei index experienced a sudden deterioration in sentiment, which sent the market plunging approximately 5% in one day. Exposure to this region and other equity indices generated losses, which were not overcome in the latter part of the month. Volatility was very low throughout June and there has not been a clear direction in the markets. Losses were incurred in both the U.S. and global equity positioning.

The currency sector also posted losses for each month of the quarter. The U.S. dollar strengthened considerably during the month, with the Euro falling below 120 and the British pound falling to 1.77 in April. Gains in the Euro and the Swiss franc were outweighed by losses in the Japanese yen and British pound positioning. In May the U.S. dollar weakened against major currencies except for the Australian dollar after strengthening considerably during the prior month. Significant reversals occurred early in the month and led to range-bound market, which creates a difficult environment for this trading style. In June, many currency markets continued to be range bound waiting for the Federal Reserve's decision on short term interest rates. Losses were incurred from positions in the Euro, Swiss franc, British pound and other major markets.

The interest rate sector posted a loss for the quarter. The fixed income markets experienced heightened volatility and fell sharply on April 2nd, followed by a short bounce and then trended down for the rest of the month. Eurodollars and short Sterling exposure proved profitable during the month of May, though the sector posted a small loss for the month. Bond markets were fairly range bound during the month, although yields on the ten-year note in the U.S. reached their highest levels since July 2002. Bonds continued to be fairly range bound pending the release of economic data and action by the U.S. Federal Reserve during the month of June. Eurodollars fell early in the month and finally gained 28 basis points from their lows. Gains in trading Japanese Government Bonds were outweighed by losses in trading both U.S. fixed income and the European yield curve.

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

April 1, 2003 to June 30, 2003

The Trading LLCs realized gains in the currency, interest rate and stock index sectors. Losses were realized in the metals sector. Overall, the Partnership recognized gains for the quarter.

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

The interest rate sector provided the Partnership with profits for the second quarter. May gains outpaced losses from June. The decline in interest rates resulted in profits in many of the Trading LLC long positions. Some factors that kept the interest rates falling were rumors of deflation, hedging by long term lenders against the falling interest rates, and foreign banks buying U.S. Treasuries as part of their monetary policy to control the value of their currency. The market reversed in June due to disappointing news about a smaller rate cut by the U.S. Federal Reserve then expected.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership, Trading LLC's or MLAI is a party.

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

        (b) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the first six months of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHN W. HENRY & CO./MILLBURN L.P.


                                By: MERRILL LYNCH ALTERNATIVE
                                    INVESTMENTS  LLC
                                      General Partner


Date: August 13, 2004         By /s/ ROBERT M. ALDERMAN
                                 ----------------------
                                Robert M. Alderman
                                Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: August 13, 2004         By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer
                                (Principal Financial and Accounting Officer)

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


Date: August 13, 2004


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


Date: August 13, 2004


By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: August 13, 2004


By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of John W. Henry & Co./Millburn L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of John W. Henry & Co./Millburn L.P.


Date: August 13, 2004


By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)