Form 10-Q
period 2004-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2004-11-15
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-18215

                        JOHN W. HENRY & CO./MILLBURN L.P.
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                       06-1287586
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2004             2003
                                                                           (UNAUDITED)
                                                                         --------------   --------------
ASSETS
Investments in Trading LLCs                                              $   22,230,444   $   31,976,838
Receivable from Trading LLCs                                                     93,913          226,885
                                                                         --------------   --------------

                TOTAL                                                    $   22,324,357   $   32,203,723
                                                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL

Administrative fees and other payables                                   $       50,000   $        6,098
Redemptions payable                                                              43,913          220,787
                                                                         --------------   --------------

            Total liabilities                                                    93,913          226,885
                                                                         --------------   --------------

PARTNERS' CAPITAL:
    General Partner:
        (209 and 209 Series A Units)                                             62,841           83,679
        (478 and 478 Series B Units)                                            116,616          155,512
        (339 and 339 Series C Units)                                             64,475           85,946
    Limited Partners:
        (19,039 and 20,239 Series A Units)                                    5,724,565        8,103,322
        (42,161 and 46,566 Series B Units)                                   10,285,670       15,149,651
        (31,422 and 33,127 Series C Units)                                    5,976,277        8,398,728
                                                                         --------------   --------------

            Total partners' capital                                          22,230,444       31,976,838
                                                                         --------------   --------------

                TOTAL                                                    $   22,324,357   $   32,203,723
                                                                         ==============   ==============

NET ASSET VALUE PER UNIT
 Series A (Based on 19,248 and 20,448 Units outstanding)                 $       300.68   $       400.38
                                                                         ==============   ==============
 Series B (Based on 42,639 and 47,044 Units outstanding)                 $       243.96   $       325.34
                                                                         ==============   ==============
 Series C (Based on 31,761 and 33,466 Units outstanding)                 $       190.19   $       253.53
                                                                         ==============   ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE      FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                            MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                2004              2003              2004               2003
                                                           --------------    --------------    --------------    --------------
REVENUES:
    Trading profits (loss):
        Realized                                           $   (3,076,834)   $   (1,697,962)   $   (4,756,662)   $    7,225,096
        Change in unrealized                                    1,579,555         2,207,298          (845,517)       (1,006,397)
                                                           --------------    --------------    --------------    --------------

            Total trading results                              (1,497,279)          509,336        (5,602,179)        6,218,699
                                                           --------------    --------------    --------------    --------------

    Interest income                                                91,782            80,148           245,942           268,514
                                                           --------------    --------------    --------------    --------------

            Total revenues                                     (1,405,497)          589,484        (5,356,237)        6,487,213
                                                           --------------    --------------    --------------    --------------

EXPENSES:
    Brokerage commissions                                         479,439           710,783         1,733,551         2,147,037
    Profit Shares                                                       -           160,995            33,869           844,588
    Administrative fees                                           164,100            20,905           370,243            63,148
                                                           --------------    --------------    --------------    --------------

            Total expenses                                        643,539           892,683         2,137,663         3,054,773
                                                           --------------    --------------    --------------    --------------

NET INCOME  (LOSS)                                         $   (2,049,036)   $     (303,199)   $   (7,493,900)   $    3,432,440
                                                           ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
       and Limited Partner units outstanding                       94,083           103,401            96,368           106,049
                                                           ==============    ==============    ==============    ==============

Net income (loss) per weighted average
General Partner and Limited Partner Unit                   $       (21.78)   $        (2.93)   $       (77.76)   $        32.37
                                                           ==============    ==============    ==============    ==============

Net income (loss) per weighted average General Partner
   and Limited Partner Unit by series
     Series A                                              $       (27.52)   $        (3.58)   $       (98.73)   $        41.19
                                                           ==============    ==============    ==============    ==============
     Series B                                              $       (22.39)   $        (3.04)   $       (79.36)   $        32.90
                                                           ==============    ==============    ==============    ==============
     Series C                                              $       (17.48)   $        (2.37)   $       (62.98)   $        26.17
                                                           ==============    ==============    ==============    ==============

All items of income and expense are allocated from investments in Trading LLCs.

See notes to financial statements.

                         JOHN W. HENRY & CO./MILLBURN L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

                                                  UNITS                                         GENERAL PARTNER
                                                  -----                        ------------------------------------------------
                               SERIES A         SERIES B         SERIES C         SERIES A         SERIES B          SERIES C
                            --------------   --------------   --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
  December 31, 2002                 22,607           49,697           36,756   $       82,826   $      148,873   $       85,813

Additions                                -               60                -                -           20,255                -

Net income                               -                -                -            9,242           15,796            9,585

Redemptions                         (1,902)          (2,186)          (2,778)               -                -                -
                            --------------   --------------   --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2003                20,705           47,571           33,978   $       92,068   $      184,924   $       95,398
                            ==============   ==============   ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
  December 31, 2003                 20,448           47,044           33,466   $       83,679   $      155,512   $       85,946

Net loss                                 -                -                -          (20,838)         (38,896)         (21,471)

Redemptions                         (1,200)          (4,405)          (1,705)               -                -                -
                            --------------   --------------   --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2004                19,248           42,639           31,761   $       62,841   $      116,616   $       64,475
                            ==============   ==============   ==============   ==============   ==============   ==============

                                           LIMITED PARTNERS
                                           ----------------
                              SERIES A         SERIES B        SERIES C           TOTAL
                           --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
  December 31, 2002        $    8,023,008   $   14,329,638   $    8,258,617   $   30,928,775

Additions                               -                -                -           20,255

Net income                        891,312        1,592,041          914,464        3,432,440

Redemptions                      (754,141)        (700,278)        (693,143)      (2,147,562)
                           --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2003       $    8,160,179   $   15,221,401   $    8,479,938   $   32,233,908
                           ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
  December 31, 2003        $    8,103,322   $   15,149,651   $    8,398,728   $   31,976,838

Net loss                       (1,906,452)      (3,483,768)      (2,022,475)      (7,493,900)

Redemptions                      (472,305)      (1,380,213)        (399,976)      (2,252,494)
                           --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2004       $    5,724,565   $   10,285,670   $    5,976,277   $   22,230,444
                           ==============   ==============   ==============   ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of September 30, 2004, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") (collectively, "Trading LLCs") of $11,115,222 and $11,115,222, respectively. As of December 31, 2003, the Partnership had investments in JWH LLC and Millburn LLC of $ 15,988,419 and $15,988,419, respectively.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                              SEPTEMBER 30, 2004
                                                 (UNAUDITED)                      DECEMBER 31, 2003
                                      --------------------------------    --------------------------------
                                            JWH            MILLBURN            JWH             MILLBURN
                                            LLC              LLC               LLC               LLC
                                      --------------    --------------    --------------    --------------
Assets                                $   11,459,046    $   11,206,136    $   16,966,913    $   16,374,341
                                      ==============    ==============    ==============    ==============

Liabilities                           $      343,824    $       90,914    $      978,494    $      385,922
Members' Capital                          11,115,222        11,115,222        15,988,419        15,988,419
                                      --------------    --------------    --------------    --------------

Total                                 $   11,459,046    $   11,206,136    $   16,966,913    $   16,374,341
                                      ==============    ==============    ==============    ==============

                                                                           JWH LLC
                                        FOR THE THREE        FOR THE THREE         FOR THE NINE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                      SEPTEMBER 30, 2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                      ------------------   ------------------   ------------------   ------------------
Revenues                              $         (499,081)  $         (474,482)  $       (2,816,380)  $        3,507,413

Expenses                                         247,526              350,428              919,324            1,509,041
                                      ------------------   ------------------   ------------------   ------------------

Net Income (Loss)                     $         (746,607)  $         (824,910)  $       (3,735,704)  $        1,998,372
                                      ==================   ==================   ==================   ==================

                                                                        MILLBURN LLC
                                        FOR THE THREE        FOR THE THREE         FOR THE NINE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                      SEPTEMBER 30, 2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                      ------------------   ------------------   ------------------   ------------------
Revenues                              $         (906,416)  $        1,063,966   $       (2,539,857)  $        2,979,800

Expenses                                         246,014              542,255              899,083            1,545,732
                                      ------------------   ------------------   ------------------   ------------------

Net Income (Loss)                     $       (1,152,430)  $          521,711   $       (3,438,940)  $        1,434,068
                                      ==================   ==================   ==================   ==================

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

The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Values of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual and unless it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net Unrealized profit on open contracts on the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

                    JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
            ------------------------------------------------------------------------------------------------
            2003    $ 383.74  $ 393.54  $ 371.52  $ 376.91  $ 415.46  $ 402.31  $ 397.73  $ 406.17  $ 398.56
            2004    $ 405.87  $ 422.69  $ 405.35  $ 363.10  $ 342.77  $ 328.18  $ 298.88  $ 303.02  $ 300.68

MONTH-END NET ASSET VALUE PER SERIES B UNIT

                    JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
            ------------------------------------------------------------------------------------------------
            2003    $ 311.82  $ 319.78  $ 301.90  $ 306.27  $ 337.59  $ 326.91  $ 323.18  $ 330.04  $ 323.86
            2004    $ 329.80  $ 343.47  $ 329.38  $ 294.84  $ 278.12  $ 266.28  $ 242.50  $ 245.86  $ 243.96

MONTH-END NET ASSET VALUE PER SERIES C UNIT

                    JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
            ------------------------------------------------------------------------------------------------
            2003    $ 242.97  $ 249.18  $ 235.24  $ 238.65  $ 263.07  $ 254.75  $ 251.85  $ 257.19  $ 252.38
            2004    $ 257.00  $ 267.65  $ 256.68  $ 229.80  $ 216.82  $ 207.59  $ 189.06  $ 191.68  $ 190.19

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

July 1, 2004 to September 30, 2004

Losses were experienced in the stock indices and currency sectors, with gains in the interest rate and metals sectors. Overall, the Partnership experienced a negative rate of return for the quarter.

The interest rate sector posted a gain for the quarter despite losses posted in July. In July, U.S. bond prices rallied for a second month on weaker employment data. Bond prices in Europe advanced, while in Japan they declined. Eurodollar futures rose sharply, as inflation figures were strong. In August, U.S. bond prices rallied early in the month following the release of lackluster payroll data. Bond prices in Europe also advanced. In September, U.S. Treasury markets reacted to the employment data with a violent sell-off at the beginning of the month, which caused a slight reduction in exposure. Softer economic data eventually pushed longer-term maturities higher by the end of the month. Gains in trading Japanese bonds outweighed losses in other global yield curves.

The metals sector posted a small gain for the quarter. Industrial metals detracted from performance in July, as gains in copper could not offset losses in aluminum positioning. Gold exposure also detracted from performance as prices posted a modest gain. In August, gains in precious metals outweighed losses in base metals. Industrial metals detracted from performance, particularly, copper. Gold prices rose, as weak economic data continued to drive down expectations of future rate hikes in the U.S. In September, industrial metals, particularly copper added to performance. Copper rallied based on increasing demand from China and tight supply conditions.

Trading in stock indices posted a loss for the quarter. Major global equity markets recorded sharp declines in July. In August, on average, global equity indices were largely unchanged for the month after an initial sell-off and rally at the end of the month. Gains in the U.S. outweighed losses in exposure to Asian and European equities. Global equity indices experienced a small rally during September. European equities outperformed the U.S. and Asian markets. Gains in European equities were outweighed by losses in Asian and U.S. equities exposure.

The currency sector posted the largest losses for the quarter. Currency markets remain choppy as the market continues to react to new releases of weak economic data. July began with a U.S. dollar sell-off, as a disappointing employment report was released, and then went onto rally, based on a robust forecast for U.S. economic growth by Federal Reserve Chairman, Alan Greenspan. The portfolio had reduced exposure during the latter part of the month, as the U.S. dollar strengthened. Losses were incurred in most major markets traded. Uncertainty about the future macroeconomic environment resulted in random price moves and a lack of any sustainable trends within the sector in August. The majority of the losses came from positioning in the Japanese yen, the Euro and the British pound. Most currency markets remained range bound versus the U.S. dollar throughout September. The positive non-farm payroll data initially caused an appreciation of the U.S. dollar, which later faded toward the end of the month, as the announcement of China joining the G-8 meeting re-ignited a U.S. dollar weakening. Losses in Japanese yen and British pound outweighed gains in the Canadian dollar and Euro.

JANUARY 1, 2003 TO SEPTEMBER 30, 2003

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

Trading in stock indices posted gains for each of the months in the quarter. European stock markets attempted to start the year with some optimism only to succumb to eroding prices throughout the quarter. Global economies suffered throughout the quarter; however, in mid-March the equities market did react with the currency and fixed income markets. Equities appeared to be more in tune to the overall market fundamentals and were quick to resume their downward trend.

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

July 1, 2003 to September 30, 2003

Two out of the four sectors were profitable during the third quarter for the Trading LLCs. Gains were generated in the stock and metals sectors, while losses were posted in interest rates and the currency sectors.

The stock index sector posted the strongest profits for the third quarter. During the first part of the third quarter U.S. equities were fairly quiet while strong gains were generated in trading global stock indices. The mid part of the third quarter, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers. Gains in the Nikkei and the U.S. outweighed small losses in other markets. At the end of the third quarter, small gains in the Japanese Nikkei and the CAC 40 were outweighed by losses in other global indices.

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

The interest rate sector posted a loss for the third quarter. The beginning of the third quarter U.S. bond market suffered heavy losses after the U.S government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits generated in the U.S. segment of the portfolio, across the entire yield curve outweighed losses in global bonds. In the mid third quarter, there were massive sell-offs in bonds during July, which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows while the Japanese government bonds lost five figures. With interest rates on hold at the short end of the curve in the U.S., trading was characterized by small ranges, which generated minor losses. The Japanese government bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter the short positions in the ten-year and 30 year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten-year.

The currency sector posted a loss for the third quarter. In the beginning of the third quarter, the U.S. dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. Large reversals occurred in these carry-trades, as markets focused attention on economic fundamentals rather than yield differentials. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. The third quarter ended with the G-7 summit directing the market to the idea that a weak U.S. dollar is important to global trade balance. Foreign currencies against the U.S. dollar appreciated.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership, Trading LLCs or MLAI is a party.

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

        (b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the first nine months of fiscal 2004.

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


                                JOHN W. HENRY & CO./MILLBURN L.P.


                                    By:  MERRIL LYNCH ALTERNATIVE
                                         INVESTMENTS  LLC
                                            General Partner


Date:  November 15, 2004        By  /s/ ROBERT M. ALDERMAN
                                    ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 15, 2004        By  /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)