Form 10-K
period 2004-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2005-03-31
CIK 853456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

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

                                                                 Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                 Yes / /  No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2005, limited partnership units with an aggregate value of $25,649,604 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm," the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item 8 and
Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

                        JOHN W. HENRY & CO./MILLBURN L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                                   PART I

Item 1.   Business                                                                                         1

Item 2.   Properties                                                                                       5

Item 3.   Legal Proceedings                                                                                5

Item 4.   Submission of Matters to a Vote of Security Holders                                              5

                                                   PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
          of Equity Securities                                                                             6

Item 6.   Selected Financial Data                                                                          6

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                      15

Item 8.   Financial Statements and Supplementary Data                                                     21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            22

Item 9A.  Controls and Procedures                                                                         22

Item 9B.  Other Information                                                                               22

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant                                              23

Item 11.  Executive Compensation                                                                          25

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters                                                                             25

Item 13.  Certain Relationships and Related Transactions                                                  25

Item 14.  Principal Accountant Fees and Services                                                          26

                                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules                                                      27

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

                  Merrill Lynch Alternative Investments LLC ("MLAI"), formerly MLIM Alternative Strategies LLC ("MLIM AS LLC") is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker. As used herein, the capitalized term "MLAI" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

                  The Advisors have been the Partnership's only trading advisors since inception. Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading. Subsequently, these allocations have varied over time, but have been periodically rebalanced to 50%/50%. All series have the same percentage allocation of assets between the Advisors. As of December 31, 2004, 50% of the capital of each series of units was allocated to JWH and 50% was allocated to Millburn. As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies ("Trading LLCs") sponsored by MLAI, each one of which was traded by one of the Advisors. Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLAI. Throughout this document, references to the Partnership refer to the Partnership's investment in the Trading LLC's.

                  As of December 31, 2004, the aggregate capitalization of the Partnership was $27,635,033, the total capitalization of the Series A, Series B and Series C Units was $7,246,705, $13,218,894 and $7,169,434, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $386.22 (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $313.44 and $244.32, respectively.

                  The highest month-end Net Asset Value per Series A Unit through December 31, 2004 was $422.69 (excluding the distributions paid in 1990) (February 29, 2004) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2004 was $343.47 (February 29, 2004) and the lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2004 was $267.65 (February 29, 2004) and the lowest $75.87 (May 31, 1992).

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

                  The Partnership accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLAI through which the trading accounts of different MLAI sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

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

                  During 2004 and 2003, all of the Partnership's assets were invested in the two Trading LLCs mentioned above. Therefore, no direct charges were incurred by the Partnership during these two years.

                  The Partnership's average month-end Net Assets during 2004, 2003 and 2002 equaled $27,020,334, $32,317,001, and $27,713,533 respectively.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                NATURE OF PAYMENT                        AMOUNT OF PAYMENT
MLPF&S              Brokerage Commissions          A flat-rate monthly commission of 0.708 of 1% of
                                                   the Partnership's month-end trading assets (an
                                                   8.50% annual rate).

                                                   MLAI estimates that the round-turn equivalent rates
                                                   charged to Millburn during the years ended 2004,
                                                   2003 and 2002 were approximately $306, $249, and
                                                   $309, respectively. MLAI estimates that the
                                                   round-turn equivalent rates charged to JWH during
                                                   the years ended 2004, 2003 and 2002 were
                                                   approximately $221, $264, and $236, respectively.

MLPF&S              Use of Partnership assets      Merrill Lynch may derive an economic benefit from
                                                   the deposit of certain of the Partnership's U.S.
                                                   dollar assets.

MLAI                Administrative Fees            The Partnership pays MLAI a monthly Administrative
                                                   Fee equal to 0.021 of 1% (0.25% annually) of the
                                                   Partnership's month-end trading assets. MLAI pays
                                                   all of the Partnership's routine administrative
                                                   costs. The Partnership also pays the actual cost of
                                                   the State of New Jersey annual filing fee. This
                                                   filing fee is assessed on a per partner basis with
                                                   a maximum charge of $250,000 per year.

Other
Counterparties      Bid-ask spreads                Bid-ask spreads on forward and related trades.

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

MLPF&S;             Extraordinary expenses         Actual costs incurred; none paid to date.
  Others

                  REGULATION

                  MLAI, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLAI itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

                  The Partnership's offices are the offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Neither the Partnership nor MLAI has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership, Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

         (a)      MARKET INFORMATION:

                  There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value.

         (b)      HOLDERS:

                  As of December 31, 2004, there were 184, 529 and 2,639 holders of the Series A, B and C Units, respectively, including MLAI.

         (c)      DIVIDENDS:

                  The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. MLAI does not presently intend to make any further distributions.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS:

                  Not applicable.
Item 5(b)
                  Not applicable.

Item 5(c)
                  Not applicable

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the audited financial statements of the Partnership.

                                       FOR THE YEAR   FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                          ENDED          ENDED           ENDED           ENDED           ENDED
                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCOME STATEMENT DATA                     2004           2003             2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from Investments        $  (1,195,471)  $   3,572,476   $   8,302,393   $   1,265,275   $  (2,426,515)
                                      -------------   -------------   -------------   -------------   -------------
Net Income (Loss)                     $  (1,195,471)  $   3,572,476   $   8,302,393   $   1,265,275   $  (2,426,515)
                                      =============   =============   =============   =============   =============

                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA                        2004            2003            2002            2001            2000
-------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value           $  27,635,033   $  31,976,838   $  30,928,775   $  26,155,682   $  29,423,145
Net Asset Value per Series A Unit     $      386.22   $      400.38   $      358.55   $      267.82   $      258.05
Net Asset Value per Series B Unit     $      313.44   $      325.34   $      291.34   $      217.61   $      209.67
Net Asset Value per Series C Unit     $      244.32   $      253.53   $      227.02   $      169.60   $      163.40

All income is from investing in the Trading LLC's.

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

         JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
2000   $ 255.72  $ 238.38  $ 230.44  $ 230.52  $ 221.13  $ 201.51  $ 199.30  $ 197.17  $ 189.80  $ 203.48  $ 220.58  $ 258.05
2001   $ 264.13  $ 265.03  $ 297.36  $ 274.43  $ 279.83  $ 265.64  $ 253.76  $ 273.76  $ 283.68  $ 296.39  $ 254.29  $ 267.82
2002   $ 269.22  $ 255.81  $ 242.23  $ 237.12  $ 258.85  $ 317.98  $ 345.63  $ 355.58  $ 378.00  $ 350.39  $ 333.11  $ 358.55
2003   $ 383.74  $ 393.54  $ 371.52  $ 376.91  $ 415.46  $ 402.31  $ 397.73  $ 406.17  $ 398.56  $ 388.98  $ 379.17  $ 400.38
2004   $ 405.87  $ 422.69  $ 405.35  $ 363.10  $ 342.77  $ 328.18  $ 298.88  $ 303.02  $ 300.68  $ 329.80  $ 379.21  $ 386.22

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

         JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
2000   $ 207.89  $ 193.79  $ 187.32  $ 187.37  $ 179.72  $ 163.78  $ 161.98  $ 160.25  $ 154.25  $ 165.39  $ 179.25  $ 209.67
2001   $ 214.61  $ 215.32  $ 241.58  $ 222.96  $ 227.36  $ 215.83  $ 206.18  $ 222.29  $ 230.47  $ 240.80  $ 206.64  $ 217.61
2002   $ 218.75  $ 207.86  $ 196.82  $ 192.67  $ 210.33  $ 258.37  $ 280.70  $ 288.92  $ 307.14  $ 284.70  $ 270.66  $ 291.34
2003   $ 311.82  $ 319.78  $ 301.90  $ 306.27  $ 337.59  $ 326.91  $ 323.18  $ 330.04  $ 323.86  $ 316.08  $ 308.10  $ 325.34
2004   $ 329.80  $ 343.47  $ 329.38  $ 294.84  $ 278.12  $ 266.28  $ 242.50  $ 245.86  $ 243.96  $ 267.60  $ 307.75  $ 313.44

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

         JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
2000   $ 162.02  $ 151.03  $ 145.99  $ 146.03  $ 140.07  $ 127.64  $ 126.24  $ 124.89  $ 120.24  $ 128.90  $ 139.70  $ 163.40
2001   $ 167.25  $ 167.81  $ 188.27  $ 173.76  $ 177.19  $ 168.20  $ 160.69  $ 173.24  $ 179.62  $ 187.67  $ 161.04  $ 169.60
2002   $ 170.48  $ 161.99  $ 153.39  $ 150.15  $ 163.92  $ 201.36  $ 218.76  $ 225.14  $ 239.33  $ 221.85  $ 210.91  $ 227.02
2003   $ 242.97  $ 249.18  $ 235.24  $ 238.65  $ 263.07  $ 245.75  $ 251.85  $ 257.19  $ 252.38  $ 246.31  $ 240.10  $ 253.53
2004   $ 257.00  $ 267.65  $ 256.68  $ 229.80  $ 216.82  $ 207.59  $ 189.06  $ 191.68  $ 190.19  $ 208.62  $ 239.88  $ 244.32

Pursuant to CFTC policy, monthly performance is presented from January 1, 2000 even though all Series were outstanding prior to such date.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES A UNITS)
                                DECEMBER 31, 2004

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $18,182,000
                       CURRENT CAPITALIZATION: $7,246,705
                   WORST MONTHLY DRAWDOWN(2):(14.20)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(29.29)% (3/04-7/04)

          NET ASSET VALUE PER SERIES A UNIT, DECEMBER 31, 2004: $386.22

                              MONTHLY RATES OF RETURN(4)
           ---------------------------------------------------------------
           MONTH                 2004     2003     2002     2001     2000
           ------------------  -------   ------   ------  -------   ------
           January                1.37%    7.03%    0.52%    2.36%   (1.70)%
           February               4.14     2.55    (4.98)    0.34    (6.78)
           March                 (4.10)   (5.59)   (5.31)   12.20    (3.33)
           April                (10.42)    1.45    (2.11)   (7.71)    0.03
           May                   (5.60)   10.23     9.17     1.97    (4.07)
           June                  (4.26)   (3.16)   22.84    (5.07)   (8.87)
           July                  (8.93)   (1.14)    8.70    (4.47)   (1.10)
           August                 1.39     2.12     2.88     7.82    (1.07)
           September             (0.77)   (1.87)    6.31     3.69    (3.74)
           October                9.69    (2.40)   (7.30)    4.48     7.21
           November              14.98    (2.52)   (4.93)  (14.20)    8.40
           December               1.85     5.59     7.64     5.32    16.99

           Compound Annual
           Rate of Return        (3.53)%  11.67%   33.90%    3.79%   (0.81)%

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES B UNITS)
                                DECEMBER 31, 2004

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                     INCEPTION OF TRADING: January 28, 1991
                      AGGREGATE SUBSCRIPTIONS: $50,636,060
                       CURRENT CAPITALIZATION: $13,218,894
                   WORST MONTHLY DRAWDOWN(2): (14.91)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3):(29.29)% (3/04-7/04)

          NET ASSET VALUE PER SERIES B UNIT, DECEMBER 31, 2004: $313.44

                              MONTHLY RATES OF RETURN(4)
           ---------------------------------------------------------------
           MONTH                 2004     2003     2002     2001     2000
           ------------------  -------   ------   ------  -------   ------
           January                1.37%    7.03%    0.52%    2.36%   (1.69)%
           February               4.14     2.55    (4.98)    0.33    (6.78)
           March                 (4.10)   (5.59)   (5.31)   12.20    (3.34)
           April                (10.49)    1.45    (2.11)   (7.71)    0.02
           May                   (5.67)   10.22     9.17     1.97    (4.08)
           June                  (4.26)   (3.16)   22.84    (5.07)   (8.87)
           July                  (8.93)   (1.14)    8.64    (4.47)   (1.10)
           August                 1.39     2.12     2.92     7.81    (1.07)
           September             (0.77)   (1.87)    6.30     3.68    (3.73)
           October                9.69    (2.40)   (7.30)    4.48     7.20
           November              15.00    (2.52)   (4.93)  (14.19)    8.38
           December               1.85     5.59     7.64     5.31    16.97

           Compound Annual
           Rate of Return        (3.66)%  11.67%   33.88%    3.78%   (0.86)%

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates over 25% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                                (SERIES C UNITS)
                                DECEMBER 31, 2004

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1992
                      AGGREGATE SUBSCRIPTIONS: $40,000,000
                       CURRENT CAPITALIZATION: $7,169,434
                   WORST MONTHLY DRAWDOWN(2): (14.19)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (29.36)% (3/04-7/04)

          NET ASSET VALUE PER SERIES C UNIT, DECEMBER 31, 2004: $244.32

                              MONTHLY RATES OF RETURN(4)
           ---------------------------------------------------------------
           MONTH                 2004     2003     2002     2001     2000
           ------------------  -------   ------   ------  -------   ------
           January                1.37%    7.03%    0.52%    2.36%   (1.69)%
           February               4.14     2.55    (4.98)    0.33    (6.78)
           March                 (4.10)   (5.59)   (5.31)   12.20    (3.34)
           April                (10.47)    1.45    (2.11)   (7.71)    0.02
           May                   (5.65)   10.24     9.17     1.97    (4.08)
           June                  (4.26)   (3.16)   22.84    (5.07)   (8.87)
           July                  (8.93)   (1.14)    8.64    (4.47)   (1.10)
           August                 1.39     2.12     2.92     7.81    (1.07)
           September             (0.77)   (1.87)    6.30     3.68    (3.73)
           October                9.69    (2.40)   (7.30)    4.48     7.20
           November              14.99    (2.52)   (4.93)  (14.19)    8.38
           December               1.85     5.59     7.64     5.31    16.97

           Compound Annual
           Rate of Return        (3.63)%  11.68%   33.86%    3.79%   (0.86)%

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

                  JWH and Millburn have been the Partnership's two Advisors since inception. Although from time to time one of the Advisors is allocated a greater percentage of the Partnership's assets than the other as a result of differential performance, MLAI periodically rebalances the Partnership's asset allocation to approximately 50%/50%.

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

2004

         The Partnership's overall trading was unprofitable for the year. The Partnership experienced gains in two of the four sectors, with the largest gain in the interest rate sector.

         The interest rate sector was the most profitable for the Partnership, despite choppy trading conditions early in the year. Long exposure early in the year to most of the major global yield curves proved to generate positive results though overall exposure was light compared to historical exposure. Bond markets were fairly range bound during the second quarter however, yields on the U.S. ten-year note reached their highest levels since July 2002. U.S. Treasury markets reacted to the employment data during the third quarter with a strong sell-off, which caused the sector to reduce the long exposure to change to a net short bias. The Federal Reserve raised key interest rates by 25 basis points on September 21st and softer economic data eventually pushed longer-term maturities higher by the end of the quarter. The U.S. fixed income markets, particularly the front end, reversed their sell-off, which started in November, but rallied during the first week of December, only to reverse that trend during the last two weeks of the year.

         The metals sector had the second highest gains for the Partnership. Base metals continued their upward move early in the year as the sector experienced strong demand, shrinking supply and the U.S. dollar weakening helped to drive prices higher. Strong industrial demand for copper and continued speculative interest pushed the market to a seven year high. Both industrial and precious metals generated slight losses in the second quarter due to the fact most markets were range-bound and the U.S. dollar did not provide any momentum to these markets. Industrial metals, particularly copper added to performance in the third quarter. Copper rallied based on increasing demand from China and tight supply conditions. The year ended with the sector posting a small loss as gains in industrials were outweighed by losses in long precious metals exposure.

         The currency sector posted a loss for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength turned around towards the end of the first quarter and a large drop at the close of the first quarter resulted in the U.S. dollar falling to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to be range bound throughout the quarter pending the Federal Reserve's decision on short term interest rates. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with a bearish U.S. dollar trend on the speculation that U.S. officials favor a weaker currency to shrink the record current account deficit. The U.S. dollar declined to a record low versus the Euro and fell to its lowest level versus the Japanese yen since 2000.

         Stock indices were the least profitable for the Partnership. The Partnership was able to realize some gains in the beginning of the year. The main drivers to performance in this sector were the DAX and the NASDAQ indices. The markets were very choppy and exposures changed continuously. Losses were incurred during the second quarter in both the U.S. and global equity positioning due to the concerns of the imminent rate increases in U.S. interest rates. Losses in the U.S. outweighed moderate gains in some of the international markets late in the third quarter. However, stock indices posted stronger gains towards the end of the year, as markets continued an upward trend on positive economic data, a decline in energy prices and increased overall confidence. Gains were made across the U.S., Asia and Europe.

                  Specific trading results are not included for 2003 because the Partnership traded exclusively through investing in Trading LLC's.

2003

                  The Partnership's overall trading was profitable for the year, bringing in approximately 11.67% compounded annual rate of return for 2003. The Partnership experienced gains in all the sectors, with the largest gain in the currency sector.

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

                  The currency sector also brought in significant profits for the year. Strong trends developed from a weakening U.S. dollar during the second quarter, where most of the profits were incurred. Most of the major currencies made new highs versus the U.S. dollar in June. Currencies produced losses for the remainder of the year until December, citing currencies being repatriated to their home country and high global cash balances creating a difficult market for the Partnership in major currencies. In December, the U.S. dollar's weakness globally due to the threat of a possible war with Iraq and tensions with North Korea created a trend that the Partnership was able to use profitably.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2004. During the fiscal year 2004, the Partnership's average capitalization was approximately $ 27,020,334. As of December 31, 2003, the average capitalization was approximately $32,317,001.

The Partnership does not trade commodities or energy futures.

                                FISCAL YEAR 2004

                            AVERAGE VALUE   % OF AVERAGE   HIGHEST VALUE  LOWEST VALUE
          MARKET SECTOR       AT RISK      CAPITALIZATION    AT RISK        AT RISK
          ---------------  --------------  --------------  -------------  -------------
          Interest Rates   $   2,925,256            10.83% $   4,497,842  $   2,131,941
          Currencies             942,591             3.49%     1,847,546        117,092
          Stock Indices          189,981             0.70%       638,850         41,167
          Metals                 123,728             0.46%       347,329         17,491
                           -------------   --------------  -------------  -------------
          TOTAL            $   4,181,556            15.48% $   7,331,567  $   2,307,691
                           =============   ==============  =============  =============

                                FISCAL YEAR 2003

                           AVERAGE VALUE   % OF AVERAGE   HIGHEST VALUE  LOWEST VALUE
          MARKET SECTOR       AT RISK     CAPITALIZATION    AT RISK        AT RISK
          ---------------  -------------  --------------  -------------  -------------
          Interest Rates   $   3,081,781            9.54% $   5,030,771  $   1,437,802
          Currencies           1,184,829            3.67%     2,648,866        155,509
          Stock Indices          367,747            1.14%     2,516,516         79,672
          Metals                 155,442            0.48%       313,569         56,915
                           -------------  --------------  -------------  -------------
          TOTAL            $   4,789,799           14.83% $  10,509,722  $   1,729,898
                           =============  ==============  =============  =============

                  Average, highest and lowest value at Risk amounts relate to month end amounts for each month during the year. Average Capitalization is the average or the Partnership's capitalization at the end of each month of 2004 and 2003.

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

         QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI and the Partnership's two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

                  INTEREST RATES.

                  Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

                  CURRENCIES.

                  The Partnership trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen and U.S. dollar /Euro positions. MLAI does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

                  STOCK INDICES.

                  The Partnership's primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLAI anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

                  METALS.

                  The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLAI anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

         QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

                  The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

         QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         TRADING RISK

                  MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual. Each of JWH and Millburn applies its own risk management policies to its trading.

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

                  The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   JOHN W. HENRY & CO. / MILLBURN L.P.

Net Income by Quarter
Eight Quarters through December 31, 2004

                         FOURTH        THIRD         SECOND        FIRST         FOURTH        THIRD        SECOND        FIRST
                         QUARTER      QUARTER       QUARTER       QUARTER       QUARTER       QUARTER       QUARTER      QUARTER
                          2004         2004           2004         2004           2003          2003          2003         2003
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Total Income          $  7,138,991  $ (1,405,497) $ (5,232,588) $  1,281,848  $    722,022  $    589,484  $  3,852,304  $  2,045,425
Total Expenses             840,562       643,539       646,264       847,860       581,986       892,683     1,244,574       917,516
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net Income            $  6,298,429  $ (2,049,036) $ (5,878,852) $    433,988  $    140,036  $   (303,199) $  2,607,730  $  1,127,909
                      ============  ============  ============  ============  ============  ============  ============  ============

Net Income per Unit   $      67.70  $     (21.78) $     (61.38) $       4.37  $       1.37  $      (2.93) $      24.63  $      10.36

                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI promoted the Partnership and is its controlling person.

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

ITEM 9B: OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     10(a) & 10(b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by the Advisors on behalf of the Partnership.

                  The managers and executive officers of MLAI and their business backgrounds are as follows.

ROBERT M. ALDERMAN         Chief Executive Officer, President and Manager

STEVEN B. OLGIN            Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR         Manager

         Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

         Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

         Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

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

                  As of December 31, 2004, the principals of MLAI had no investment in the Partnership, and MLAI's general partnership interest was valued at $313,365.

                  As of February 29, 2004, MLAI acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Select Futures LP, and ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLAI serves as the sole general partner of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI (while still known as MLIM AS LLC) acted as general partner of six futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                  None.

         (d)      FAMILY RELATIONSHIPS:

                  None.

         (e)      BUSINESS EXPERIENCE:

                  See Item 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                  None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                  Not applicable.

         (h)      AUDIT COMMITTEE FINANCIAL EXPERT:

                  Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

CODE OF ETHICS:

                  The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLAI's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

ITEM 11: EXECUTIVE COMPENSATION

                  The officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates also may receive certain economic benefits from holding the Partnership's U.S. dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as directors of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                  As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by MLAI.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2004, the Advisors owned 515 Series A Units, 500 Series B Units and 1000 Series C Units and MLAI owned 209 Series A Units, 478 Series B Units and 339 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 3.50% of each series of the total Units outstanding, respectively.

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

                  The Partnership indirectly pays Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

                  MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Partnership.

                  In 2004, the Partnership expensed through its investment in the Trading LLCs: (i) Brokerage Commissions of $ 2,309,432 to MLPF&S, which included $540,339 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $537,182 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEE AND SERVICES

         (a)      AUDIT FEES

                  Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2004 were $52,350.

                  Aggregate fees billed for these services for the year ended December 31, 2003 were $35,000.

         (b)      AUDIT-RELATED FEES

                  There were no other audit-related fees billed for the years ended December 31, 2004 or 2003 related to the Partnership.

         (c)      TAX FEES

                  Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $80,000.

                  Aggregate fees billed for these services for the year ended December 31, 2003 were $82,500.

         (d)      ALL OTHER FEES

                  No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

                  Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                         PAGE
                                                                                         ----
         1.       FINANCIAL STATEMENTS:

                     Report of Independent Registered Public Accounting Firm                 1

                     Statements of Financial Condition as of December 31, 2004 and 2003      2

                     For the years ended December 31, 2004, 2003 and 2002:
                         Statements of Operations                                            3
                         Statements of Changes in Partners' Capital                          4

                     Financial Data Highlights for the year ended December 31, 2004          5

                     Notes to Financial Statements                                         6-9

         2.       FINANCIAL STATEMENT SCHEDULES:

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         3.       EXHIBITS:

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

10.01(o)            Form of Advisory Agreement between the Partnership, MLIM,
                    MLPF&S and each of John W. Henry & Company, Inc. and
                    Millburn Ridgefield Corporation.

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

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM, MLPF&S and the
                    Partnership.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a)            Form of Advisory and Consulting Agreement Amendment among
                    MLIM, each Advisor, the Partnership and MLPF&S.

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

13.01               2004 Annual Report and Report of Independent Registered
                    Public Accounting Firm.

EXHIBIT 13.01:      Is filed herewith.

13.01(a) 2004 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Companies sponsored by
                    MLAI:
                    ML Millburn Global L.L.C.
                    ML JWH Financial and Metals Portfolio L.L.C.

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

                              JOHN W. HENRY & CO./MILLBURN L.P.

                              By:  MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
                                       General Partner

                              By: /s/Robert M. Alderman
                                  ---------------------
                              Robert M. Alderman
                              Chief Executive Officer, President and Manager (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                      TITLE                                                        DATE
---------                      -----                                                        ----
/s/Robert M. Alderman          Chief Executive Officer, President and Manager               March 31, 2005
---------------------          (Principal executive officer)
Robert M. Alderman

/s/Steven B. Olgin             Vice President, Chief Operating Officer and Manager          March 31, 2005
------------------
Steven B. Olgin

/s/Michael L. Pungello         Vice President, Chief Financial Officer and Treasurer        March 31, 2005
----------------------         (Principal financial and accounting officer)
Michael L. Pungello

/s/Jeffrey F. Chandor          Manager                                                      March 31, 2005
---------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE         General Partner of Registrant          March 31, 2005
INVESTMENTS LLC


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


Date: March 31, 2005
--------------------

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


Date: March 31, 2005
--------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of John W. Henry & Co./Millburn L.P.(the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Robert M. Alderman, Chief Executive Officer, President and Manager of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
--------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this annual report of John W. Henry & Co./Millburn L.P.(the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Michael L. Pungello, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
--------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                        JOHN W. HENRY & CO./MILLBURN L.P.

                                 2004 FORM 10-K

                                INDEX TO EXHIBITS

                             EXHIBIT
                             -------
Exhibit 13.01                2004 Annual Report and Report of Independent
                             Registered Public Accounting Firm

Exhibit 13.01(a)             2004 Annual Report and Independent Auditors' Report
                             ML Millburn Global, LLC
                             ML JWH Financials & Metals Portfolio, LLC