Form 10-Q
period 2005-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2005-05-16
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                            MARCH 31,
                                                              2005          DECEMBER 31,
                                                           (UNAUDITED)         2004
                                                          -------------    -------------
ASSETS

Investments in Trading LLCs                               $  23,271,791    $  27,635,033
Receivable from Trading LLCs                                    201,960          601,536
                                                          -------------    -------------

           TOTAL                                          $  23,473,751    $  28,236,569
                                                          =============    =============

LIABILITIES AND PARTNERS' CAPITAL

   Administrative fees payable                            $      12,250    $      50,000
   Redemptions payable                                          189,710          551,536
                                                          -------------    -------------

        Total liabilities                                       201,960          601,536
                                                          -------------    -------------

PARTNERS' CAPITAL:
   General Partner:
     (189 and 209 Series A Units)                                62,680           80,720
     (425 and 478 Series B Units)                               114,385          149,823
     (296 and 339 Series C Units)                                62,097           82,822
   Limited Partners:
     (18,323 and 18,554 Series A Units)                       6,076,673        7,165,985
     (41,139 and 41,696 Series B Units)                      11,072,227       13,069,071
     (28,046 and 29,006 Series C Units)                       5,883,729        7,086,612
                                                          -------------    -------------

        Total partners' capital                              23,271,791       27,635,033
                                                          -------------    -------------

           TOTAL                                          $  23,473,751    $  28,236,569
                                                          =============    =============

NET ASSET VALUE PER UNIT:
 Series A (Based on 18,512 and 18,763 Units outstanding)  $      331.64    $      386.22
                                                          =============    =============
 Series B (Based on 41,564 and 42,174 Units outstanding)  $      269.14    $      313.44
                                                          =============    =============
 Series C (Based on 28,342 and 29,345 Units outstanding)  $      209.79    $      244.32
                                                          =============    =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          FOR THE THREE    FOR THE THREE
                                                           MONTHS ENDED     MONTHS ENDED
                                                          MARCH 31, 2005   MARCH 31, 2004
                                                          --------------   ---------------
TRADING REVENUES (LOSS):

   Trading profit (loss):
     Realized                                             $   (1,403,378)  $     3,017,656
     Change in unrealized                                     (2,063,951)       (1,810,382)
                                                          --------------   ---------------

        Total trading revenues (loss)                         (3,467,329)        1,207,274
                                                          --------------   ---------------

INVESTMENT INCOME:
   Interest                                                      159,806            74,574
                                                          --------------   ---------------

EXPENSES:

   Brokerage commissions                                         527,161           695,016
   Profit Shares                                                       -           113,145
   Administrative fees                                            52,255            39,699
                                                          --------------   ---------------

        Total expenses                                           579,416           847,860
                                                          --------------   ---------------

NET INVESTMENT LOSS                                             (419,610)         (773,286)
                                                          --------------   ---------------

NET INCOME (LOSS)                                         $   (3,886,939)  $       433,988
                                                          ==============   ===============

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and
  Limited Partner Units outstanding                               89,729            99,235
                                                          ==============   ===============

Net income (loss) per weighted average
  General Partner and Limited Partner Unit                $       (43.32)  $          4.37
                                                          ==============   ===============

Net income (loss) per weighted average General Partner
  and Limited Partner Unit by series
   Series A                                               $       (54.65)  $          5.22
                                                          ==============   ===============
   Series B                                               $       (44.36)  $          4.87
                                                          ==============   ===============
   Series C                                               $       (34.58)  $          3.17
                                                          ==============   ===============

The majority of income and expenses are derived from investments in Trading LLCs (Note 2).

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                 UNITS                      GENERAL PARTNER
                                 -----                      ---------------
                     SERIES A  SERIES B  SERIES C   SERIES A    SERIES B    SERIES C
                     --------  --------  --------  ----------  ----------  ----------
PARTNERS' CAPITAL,
  December 31, 2003    20,448    47,044    33,466  $   83,679  $  155,512  $   85,946

Net income                  -         -         -       1,038       1,933       1,066

Redemptions              (970)   (2,760)     (793)          -           -           -
                     --------  --------  --------  ----------  ----------  ----------

PARTNERS' CAPITAL,
  March 31, 2004       19,478    44,284    32,673  $   84,717  $  157,445  $   87,012
                     ========  ========  ========  ==========  ==========  ==========

PARTNERS' CAPITAL,
  December 31, 2004    18,763    42,174    29,345  $   80,720  $  149,823  $   82,822

Net loss                    -         -         -     (11,078)    (20,465)    (11,257)

Redemptions              (251)     (610)   (1,003)     (6,962)    (14,973)     (9,468)
                     --------  --------  --------  ----------  ----------  ----------

PARTNERS' CAPITAL,
  March 31, 2005       18,512    41,564    28,342  $   62,680  $  114,385  $   62,097
                     ========  ========  ========  ==========  ==========  ==========

                                 LIMITED PARTNERS
                                 ----------------
                       SERIES A     SERIES B      SERIES C      TOTAL
                     -----------  ------------  -----------  ------------
PARTNERS' CAPITAL,
  December 31, 2003  $ 8,103,322  $ 15,149,651  $ 8,398,728  $ 31,976,838

Net income               102,731       222,916      104,304       433,988

Redemptions             (395,350)     (943,648)    (203,675)   (1,542,673)
                     -----------  ------------  -----------  ------------

PARTNERS' CAPITAL,
  March 31, 2004     $ 7,810,703  $ 14,428,919  $ 8,299,357  $ 30,868,153
                     ===========  ============  ===========  ============

PARTNERS' CAPITAL,
  December 31, 2004  $ 7,165,985  $ 13,069,071  $ 7,086,612  $ 27,635,033

Net loss              (1,008,662)   (1,838,393)    (997,084)   (3,886,939)

Redemptions              (80,650)     (158,451)    (205,799)     (476,303)
                     -----------  ------------  -----------  ------------

PARTNERS' CAPITAL,
  March 31, 2005     $ 6,076,673  $ 11,072,227  $ 5,883,729  $ 23,271,791
                     ===========  ============  ===========  ============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

2.   INVESTMENTS

     As of March 31, 2005, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLCs", collectively) of $11,635,896 and $11,635,896, respectively. For the year ending December 31, 2004, the Partnership had investments in JWH LLC and Millburn LLC of $13,817,517 and $13,817,516, respectively. The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                    MARCH 31, 2005
                                     (UNAUDITED)                    DECEMBER 31, 2004
                             ------------------------------   ------------------------------
                                  JWH           MILLBURN           JWH           MILLBURN
                                  LLC             LLC              LLC             LLC
                             --------------   -------------   -------------   --------------
Assets                       $   11,704,926   $  12,762,933   $  15,414,858   $   13,923,728
                             ==============   ==============  =============   ==============

Liabilities                  $       69,030   $   1,127,037   $   1,597,341   $      106,212
Members' Capital                 11,635,896      11,635,896      13,817,517       13,817,516
                             --------------   --------------  -------------   --------------

Total                        $   11,704,926   $  12,762,933   $  15,414,858   $   13,923,728
                             ==============   ==============  =============   ==============

                             JWH              MILLBURN               JWH              MILLBURN
                             LLC                LLC                  LLC                LLC
                      -----------------   ----------------    -----------------   ----------------
                        FOR THE THREE      FOR THE THREE        FOR THE THREE      FOR THE THREE
                           MONTHS             MONTHS               MONTHS             MONTHS
                       ENDED MARCH 31,     ENDED MARCH 31,     ENDED MARCH 31,    ENDED MARCH 31,
                            2005               2005                 2004               2004
                        (UNAUDITED)         (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                      -----------------   ----------------    -----------------   ----------------
Revenue (Loss)        $      (2,595,535)  $       (711,988)   $         619,220   $        662,627

Expenses                       (255,788)          (286,878)            (389,340)          (439,262)
                      -----------------  -----------------    -----------------   ----------------

Net income (loss)     $      (2,851,323)  $       (998,866)   $         229,880   $        223,365
                      =================   ================    =================   ================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests indirectly in derivative instruments by investing in the Trading LLCs but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through the Trading LLCs, has credit risk with respect to non-performance of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                                JAN.      FEB.      MAR.
                              ----------------------------
                        2004  $ 405.87  $ 422.69  $ 405.35
                        2005  $ 358.46  $ 348.10  $ 331.64

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                                JAN.      FEB.      MAR.
                              ----------------------------
                        2004  $ 329.80  $ 343.47  $ 329.38
                        2005  $ 290.90  $ 282.50  $ 269.14

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                                JAN.      FEB.      MAR.
                              ----------------------------
                        2004  $ 257.00  $ 267.65  $ 256.68
                        2005  $ 226.75  $ 220.20  $ 209.79

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs . The following commentary describes the trading results of the Trading LLCs.

January 1, 2005 to March 31, 2005

The Partnership was unprofitable for the first quarter of 2005. In the beginning of the quarter, many trend-following programs experienced difficulty, as larger trends which started in the fourth quarter reversed during the quarter. Global equity markets sold-off after rallying in December, the U.S. dollar began strengthening and metal markets also sold-off. Throughout the remainder of the quarter, many longer-term trend-following programs experienced difficulty, as markets remained quite range bound and choppy.

The currency sector began the first quarter with a loss, as the U.S. dollar strengthened against various other currencies. Gains achieved in exposure to the Japanese yen were outweighed by losses in the Euro, Canadian dollar and Australian dollar. At mid-quarter, gains generated in exposure to the Australian dollar and Polish zloty were outweighed by losses in the Euro, Japanese yen and Swiss franc. At the end of the quarter, gains generated in exposure to the Japanese yen and Swiss franc were outweighed by losses in the Polish zloty, Brazilian real, and Australian dollar.

The metals sector also posted losses, as markets sold off on slower growth estimates in 2005. Both exposure to industrial and precious metals detracted from performance. The sector gained during the quarter as markets rallied in both the precious and industrial sub-sectors, particularly gold, copper and aluminum. However, the sector ended the quarter with a loss as gains in non-precious metals such as aluminum and copper were offset by losses in silver and gold contracts.

A loss was posted for the stock indices sector, as markets reversed and sold off. Major losses were from exposure to the United States and Asia. During the quarter, a gain was posted, as exposure to Asian equities and selected U.S. equities posted gains. A loss was realized at the end of the quarter as exposure to U.S. equities and Asian equities contributed to the bulk of losses.

The interest rate sector was the poorest performing sector for the first quarter. The beginning of the quarter had gains generated in exposure to Japanese, U.S. and European fixed income. Toward the end of the quarter, gains were generated at the front end of the U.S. curve, while losses were experienced in exposure to European and Japanese fixed income. Losses were mainly from exposure to German and Japanese fixed income instruments. Profits were made from short exposure to Eurodollar and U.S. Treasury note contracts.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership, Trading LLCs, or MLAI is a party.

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

(b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 2005.

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


                               JOHN W. HENRY & CO./MILLBURN L.P.


                                  By:  MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
                                          General Partner


Date: May 16, 2005             By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: May 16, 2005             By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)