Form 10-Q
period 2005-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2005-08-12
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

            Delaware                                06-1287586
 ---------------------------------          -----------------------------
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
                        STATEMENTS OF FINANCIAL CONDITION

                                                                  JUNE 30,
                                                                    2005         DECEMBER 31,
                                                                (UNAUDITED)          2004
                                                               --------------   --------------
ASSETS
Investments in Trading LLCs                                    $   24,541,795   $   27,635,033
Receivable from Trading LLCs                                          723,795          601,536
                                                               --------------   --------------
         TOTAL ASSETS                                          $   25,265,590   $   28,236,569
                                                               ==============   ==============
LIABILITY AND PARTNERS' CAPITAL

Administrative fees and other payables                         $       12,250   $       50,000
Redemptions payable                                                   711,545          551,536
                                                               --------------   --------------
       Total liabilities                                              723,795          601,536
                                                               --------------   --------------

PARTNERS' CAPITAL:
  General Partner:
    (189 and 209 Series A Units)                                       68,609           80,720
    (425 and 478 Series B Units)                                      125,206          149,823
    (296 and 339 Series C Units)                                       67,970           82,822
  Limited Partners:
    (17,100 and 18,554 Series A Units)                              6,207,544        7,165,985
    (39,793 and 41,696 Series B Units)                             11,723,092       13,069,071
    (27,650 and 29,006 Series C Units)                              6,349,374        7,086,612
                                                               --------------   --------------
       Total partners' capital                                     24,541,795       27,635,033
                                                               --------------   --------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL               $   25,265,590   $   28,236,569
                                                               ==============   ==============

NET ASSET VALUE PER UNIT

  Series A (based on 17,289 and 18,763 Units outstanding)      $       363.01   $       386.22
                                                               ==============   ==============
  Series B (based on 40,218 and 42,174 Units outstanding)      $       294.60   $       313.44
                                                               ==============   ==============
  Series C (based on 27,946 and 29,345 Units outstanding)      $       229.63   $       244.32
                                                               ==============   ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                        JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                          2005              2004              2005              2004
                                                     --------------    --------------    --------------    --------------
TRADING PROFITS (LOSSES):

    Realized                                         $      115,735    $   (4,697,484)   $   (1,287,643)   $   (1,679,828)
    Change in unrealized                                  2,455,768          (614,690)          391,817        (2,425,072)
                                                     --------------    --------------    --------------    --------------
      Total trading profits (losses)                      2,571,503        (5,312,174)         (895,826)       (4,104,900)
                                                     --------------    --------------    --------------    --------------

INVESTMENT INCOME:

  Interest income                                           169,143            79,586           328,949           154,160
                                                     --------------    --------------    --------------    --------------
EXPENSES:

  Brokerage commissions                                     509,394           559,096         1,036,555         1,254,112
  Profit Shares                                                   -           (79,276)                -            33,869
  Administrative fees                                        51,732           166,444           103,987           206,143
                                                     --------------    --------------    --------------    --------------
      Total expenses                                        561,126           646,264         1,140,542         1,494,124
                                                     --------------    --------------    --------------    --------------
NET INVESTMENT LOSS                                        (391,983)         (566,678)         (811,593)       (1,339,964)
                                                     --------------    --------------    --------------    --------------
NET INCOME (LOSS)                                    $    2,179,520    $   (5,878,852)   $   (1,707,419)   $   (5,444,864)
                                                     ==============    ==============    ==============    ==============
NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding                    87,967            95,784            88,847            97,510
                                                     ==============    ==============    ==============    ==============
Net income (loss) per weighted average
General Partner and Limited Partner Unit             $        24.78    $       (61.38)   $       (19.22)   $       (55.84)
                                                     ==============    ==============    ==============    ==============

Net income (loss) per weighted average General
Partner and Limited Partner Unit by series
  Series A                                           $        31.24    $       (77.27)   $       (23.92)   $       (71.11)
                                                     ==============    ==============    ==============    ==============
  Series B                                           $        25.37    $       (63.26)   $       (19.37)   $       (56.77)
                                                     ==============    ==============    ==============    ==============
  Series C                                           $        19.66    $       (49.26)   $       (15.95)   $       (45.39)
                                                     ==============    ==============    ==============    ==============

The majority of income and expenses are derived from investments in Trading LLCs (Note 2).

See notes to financial statements.


                                                JOHN W. HENRY & CO./MILLBURN L.P.
                                                (A DELAWARE LIMITED PARTNERSHIP)
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                           (unaudited)


                                            UNITS                                         GENERAL PARTNER
                       -----------------------------------------------    -----------------------------------------------
                         SERIES A         SERIES B         SERIES C         SERIES A         SERIES B         SERIES C
                       -------------    -------------    -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
 December 31, 2003            20,448           47,044           33,466    $      83,679    $     155,512    $      85,946

Net loss                           -                -                -          (15,091)         (28,231)         (15,574)

Redemptions                   (1,160)          (3,920)          (1,490)               -                -                -
                       -------------    -------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2004               19,288           43,124           31,976    $      68,588    $     127,281    $      70,372
                       =============    =============    =============    =============    =============    =============

PARTNERS' CAPITAL,
  December 31, 2004           18,763           42,174           29,345    $      80,720    $     149,823    $      82,822

Net loss                           -                -                -           (5,149)          (9,645)          (5,383)

Redemptions                   (1,474)          (1,956)          (1,399)          (6,962)         (14,972)          (9,469)
                       -------------    -------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2005               17,289           40,218           27,946    $      68,609    $     125,206    $      67,970
                       =============    =============    =============    =============    =============    =============

                                        LIMITED PARTNERS
                       -----------------------------------------------
                         SERIES A         SERIES B         SERIES C           TOTAL
                       -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
 December 31, 2003     $   8,103,322    $  15,149,651    $   8,398,728    $  31,976,838

Net loss                  (1,381,852)      (2,532,207)      (1,471,909)      (5,444,864)

Redemptions                 (460,185)      (1,261,833)        (359,288)      (2,081,306)
                       -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2004        $   6,261,285    $  11,355,611    $   6,567,531    $  24,450,668
                       =============    =============    =============    =============

PARTNERS' CAPITAL,
  December 31, 2004    $   7,165,985    $  13,069,071    $   7,086,612    $  27,635,033

Net loss                    (438,538)        (797,645)        (451,059)      (1,707,419)

Redemptions                 (519,903)        (548,334)        (286,179)      (1,385,819)
                       -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2005        $   6,207,544    $  11,723,092    $   6,349,374    $  24,541,795
                       =============    =============    =============    =============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

2.   INVESTMENTS

     As of June 30, 2005, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") ("Trading LLCs", collectively) of $12,270,898 and $12,270,897, respectively. For the year ending December 31, 2004, the Partnership had investments in JWH LLC and Millburn LLC of $13,817,517 and $13,817,516, respectively. The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

     Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                 JUNE 30, 2005
                                 (UNAUDITED)                     DECEMBER 31, 2004
                       -------------------------------   -------------------------------
                             JWH           MILLBURN           JWH             MILLBURN
                             LLC             LLC              LLC               LLC
                       --------------   --------------   --------------   --------------
Assets                 $   13,413,079   $   12,369,167   $   15,414,858   $   13,923,728
                       ==============   ==============   ==============   ==============

Liabilities            $    1,142,181   $       98,270   $    1,597,341   $      106,212
Members' Capital           12,270,898       12,270,897       13,817,517       13,817,516
                       --------------   --------------   --------------   --------------

Total                  $   13,413,079   $   12,369,167   $   15,414,858   $   13,923,728
                       ==============   ==============   ==============   ==============

                                                   JWH LLC
                       FOR THE THREE    FOR THE THREE      FOR THE SIX       FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                       JUNE 30, 2005    JUNE 30, 2004     JUNE 30, 2005     JUNE 30, 2004
                        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                       --------------   --------------    --------------    --------------
Trading Profits
(Losses) and
Interest Income        $    2,054,595   $   (2,936,519)   $     (540,940)   $   (2,317,299)
Expenses                      271,224          282,458           527,012           671,798
                       --------------   --------------    --------------    --------------

Net Income (Loss)      $    1,783,371   $   (3,218,977)   $   (1,067,952)   $   (2,989,097)
                       ==============   ==============    ==============    ==============

                                                  MILLBURN LLC
                       FOR THE THREE    FOR THE THREE      FOR THE SIX       FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                       JUNE 30, 2005    JUNE 30, 2004     JUNE 30, 2005     JUNE 30, 2004
                        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                       --------------   --------------    --------------    --------------
Trading Profits
(Losses)and
Interest Income        $      686,051   $   (2,296,068)   $      (25,937)   $   (1,633,441)
Expenses                      253,152          213,807           540,030           653,069
                       --------------   --------------    --------------    --------------

Net Income (Loss)      $      432,899   $   (2,509,875)   $     (565,967)   $   (2,286,510)
                       ==============   ==============    ==============    ==============

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                                   JAN.         FEB.         MAR.         APR.         MAY          JUN.
                                   ----------   ----------   ----------   ----------   ----------   ----------
                            2004   $   405.87   $   422.69   $   405.35   $   363.10   $   342.77   $   328.18

                            2005   $   358.46   $   348.10   $   331.64   $   320.87   $   337.99   $   363.01

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT

                                   JAN.         FEB.         MAR.         APR.         MAY          JUN.
                                   ----------   ----------   ----------   ----------   ----------   ----------
                            2004   $   329.80   $   343.47   $   329.38   $   294.84   $   278.12   $   266.28

                            2005   $   290.90   $   282.50   $   269.14   $   260.40   $   274.30   $   294.60

                   MONTH-END NET ASSET VALUE PER SERIES C UNIT

                                   JAN.         FEB.         MAR.         APR.         MAY          JUN.
                                   ----------   ----------   ----------   ----------   ----------   ----------
                            2004   $   257.00   $   267.65   $   256.68   $   229.80   $   216.82   $   207.59

                            2005   $   226.75   $   220.20   $   209.79   $   202.98   $   213.81   $   229.63

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits (losses) as an investor in Trading LLCs. The following commentary describes the trading results of Trading LLCs.

JANUARY 1, 2005 TO JUNE 30, 2005

January 1, 2005 to March 31, 2005

The Partnership was unprofitable for the first quarter of 2005. In the beginning of the quarter, many trend-following programs experienced difficulty, as larger trends which started in the fourth quarter reversed during the quarter. Global equity markets sold-off after rallying in December. The U.S. dollar began strengthening and metal markets also sold-off. Throughout the remainder of the quarter, many longer-term trend-following programs experienced difficulty, as markets remained quite range bound and choppy.

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

April 1, 2005 to June 30, 2005

Gains were posted in the interest rate and currency sectors, while losses were incurred trading in stock indices and the metals sector. There were net trading profits overall.

Trading in interest rates provided the greatest amount of gains for the Partnership, posting gains throughout the quarter. A sell off of stocks and an increase in bond investments during the quarter sparked a rally in interest rates. Long exposure to European bonds and a rally in the bond market attributed to profits.

The currency sector posted a gain for the quarter, despite losses incurred early in the quarter. Losses early in the quarter were posted as currency trading continued to be challenging and the U.S. dollar remained in a tight range. The U.S. dollar strengthened based on the widening interest rate differential versus many developed countries. Exposure to the Euro, Japanese yen and Swiss franc were the main drivers of performance.

Trading in stock indices was unprofitable for the Partnership, despite profits posted the latter half of the quarter. Weak U.S. economic data and disappointing earnings reports sent global equities lower early in the quarter. Long exposure to European and Asian stock indices generated gains which outweighed losses from exposure to the U.S. markets.

The metals sector posted the largest losses for the Partnership during the quarter. Base metals took a step back causing losses in aluminum and copper. Gold and silver prices showed volatile price behavior which also generated losses. Slight gains were posted mid-quarter due to exposure to precious metals, but weren't enough to outweigh the losses for the quarter. The metals sector continued its decline as gold sold off due to a strengthening U.S. dollar.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2005.

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


                               JOHN W. HENRY & CO./MILLBURN L.P.
                                By:  MERRILL LYNCH ALTERNATIVE
                                    INVESTMENTS  LLC
                                     General Partner



Date:  August 12, 2005         By  /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)



Date:  August 12, 2005         By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)