Form 10-Q
period 2005-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2005-11-14
CIK 853456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined by Rule
12b-2 of the Act).                                          Yes / / No /X/

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,
                                                                    2005         DECEMBER 31,
                                                                 (UNAUDITED)         2004
                                                               --------------   --------------
ASSETS
Investments in Trading LLCs                                    $   22,258,596   $   27,635,033
Receivable from Trading LLCs                                          197,012          601,536
                                                               --------------   --------------

       TOTAL ASSETS                                            $   22,455,608   $   28,236,569
                                                               ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Administrative fees                                            $       12,250   $       50,000
Redemptions payable                                                   184,762          551,536
                                                               --------------   --------------

     Total liabilities                                                197,012          601,536
                                                               --------------   --------------
PARTNERS' CAPITAL:
 General Partner:
   (189 and 209 Series A Units)                                        63,818           80,720
   (425 and 478 Series B Units)                                       116,462          149,823
   (296 and 339 Series C Units)                                        63,223           82,822
 Limited Partners:
   (16,993 and 18,554 Series A Units)                               5,737,893        7,165,985
   (38,588 and 41,696 Series B Units)                              10,574,171       13,069,071
   (26,700 and 29,006 Series C Units)                               5,703,029        7,086,612
                                                               --------------   --------------

     Total partners' capital                                       22,258,596       27,635,033
                                                               --------------   --------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $   22,455,608   $   28,236,569
                                                               ==============   ==============

NET ASSET VALUE PER UNIT
 Series A (Based on 17,182 and 18,763 Units outstanding)       $       337.66   $       386.22
                                                               ==============   ==============
 Series B (Based on 39,013 and 42,174 Units outstanding)       $       274.03   $       313.44
                                                               ==============   ==============
 Series C (Based on 26,996 and 29,345 Units outstanding)       $       213.60   $       244.32
                                                               ==============   ==============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                                MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2005             2004             2005             2004
                                                               --------------   --------------   --------------   --------------
TRADING PROFITS (LOSSES):
   Realized                                                    $     (281,922)  $   (3,076,834)  $   (1,569,565)  $   (4,756,662)
   Change in unrealized                                            (1,082,602)       1,579,555         (690,785)        (845,517)
                                                               --------------   --------------   --------------   --------------

     Total trading losses                                          (1,364,524)      (1,497,279)      (2,260,350)      (5,602,179)
                                                               --------------   --------------   --------------   --------------

INVESTMENT INCOME:
 Interest income                                                      202,708           91,782          531,657          245,942
                                                               --------------   --------------   --------------   --------------
EXPENSES:
 Brokerage commissions                                                489,338          479,439        1,525,893        1,733,551
 Profit shares                                                              -                -                -           33,869
 Administrative fees                                                   51,141          164,100          155,128          370,243
                                                               --------------   --------------   --------------   --------------

     Total expenses                                                   540,479          643,539        1,681,021        2,137,663
                                                               --------------   --------------   --------------   --------------

NET INVESTMENT LOSS                                                  (337,771)        (551,757)      (1,149,364)      (1,891,721)
                                                               --------------   --------------   --------------   --------------

NET LOSS                                                       $   (1,702,295)  $   (2,049,036)  $   (3,409,714)  $   (7,493,900)
                                                               ==============   ==============   ==============   ==============
NET LOSS PER UNIT:
 Weighted average number of General Partner
  and Limited Partner Units outstanding
 Series A                                                              17,239           19,274           18,112           19,521
                                                               ==============   ==============   ==============   ==============
 Series B                                                              39,658           42,971           41,005           44,389
                                                               ==============   ==============   ==============   ==============
 Series C                                                              27,729           31,838           28,323           32,456
                                                               ==============   ==============   ==============   ==============
Net loss per weighted average General Partner
and Limited Partner Unit by series
 Series A                                                      $       (25.35)  $       (27.52)  $       (48.63)  $       (98.73)
                                                               ==============   ==============   ==============   ==============
 Series B                                                      $       (20.63)  $       (22.39)  $       (39.64)  $       (79.36)
                                                               ==============   ==============   ==============   ==============
 Series C                                                      $       (16.12)  $       (17.48)  $       (31.90)  $       (62.98)
                                                               ==============   ==============   ==============   ==============

Substantially all items of income and expense related to the Trading LLCs are allocated to the Partnership.

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

                                               UNITS                                   GENERAL PARTNER
                            ------------------------------------------   ------------------------------------------
                              SERIES A       SERIES B       SERIES C       SERIES A       SERIES B       SERIES C
                            ------------   ------------   ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 December 31, 2003                20,448         47,044         33,466   $     83,679   $    155,512   $     85,946

Net loss                               -              -              -        (20,838)       (38,896)       (21,471)

Redemptions                       (1,200)        (4,405)        (1,705)             -              -              -
                            ------------   ------------   ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 September 30, 2004               19,248         42,639         31,761   $     62,841   $    116,616   $     64,475
                            ============   ============   ============   ============   ============   ============

PARTNERS' CAPITAL,
 December 31, 2004                18,763         42,174         29,345   $     80,720   $    149,823   $     82,822

Net loss                               -              -              -         (9,940)       (18,389)       (10,130)

Redemptions                       (1,581)        (3,161)        (2,349)        (6,962)       (14,972)        (9,469)
                            ------------   ------------   ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 September 30, 2005               17,182         39,013         26,996   $     63,818   $    116,462   $     63,223
                            ============   ============   ============   ============   ============   ============

                                         LIMITED PARTNERS
                            ------------------------------------------
                              SERIES A       SERIES B       SERIES C         TOTAL
                            ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 December 31, 2003          $  8,103,322   $ 15,149,651   $  8,398,728   $ 31,976,838

Net loss                      (1,906,452)    (3,483,768)    (2,022,475)    (7,493,900)

Redemptions                     (472,305)    (1,380,213)      (399,976)    (2,252,494)
                            ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 September 30, 2004         $  5,724,565   $ 10,285,670   $  5,976,277   $ 22,230,444
                            ============   ============   ============   ============

PARTNERS' CAPITAL,
 December 31, 2004          $  7,165,985   $ 13,069,071   $  7,086,612   $ 27,635,033

Net loss                        (870,792)    (1,607,040)      (893,423)    (3,409,714)

Redemptions                     (557,300)      (887,860)      (490,160)    (1,966,723)
                            ------------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 September 30, 2005         $  5,737,893   $ 10,574,171   $  5,703,029   $ 22,258,596
                            ============   ============   ============   ============

See notes to financial statements.

                        JOHN W. HENRY & CO./MILLBURN L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of September 30, 2005, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC ("JWH LLC") and Millburn Global LLC ("Millburn LLC") (collectively, "Trading LLCs") of $11,129,298 and $11,129,298, respectively. As of December 31, 2004, the Partnership had investments in JWH LLC and Millburn LLC of $13,817,517 and $13,817,516, respectively.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

                                             SEPTEMBER 30, 2005
                                                 (UNAUDITED)                   DECEMBER 31, 2004
                                      -------------------------------   -------------------------------
                                           JWH            MILLBURN           JWH            MILLBURN
                                           LLC              LLC              LLC              LLC
                                      --------------   --------------   --------------   --------------
Assets                                $   11,190,859   $   12,761,732   $   15,414,858   $   13,923,728
                                      ==============   ==============   ==============   ==============

Liabilities                           $       61,561   $    1,632,434   $    1,597,341   $      106,212
Members' Capital                          11,129,298       11,129,298       13,817,517       13,817,516
                                      --------------   --------------   --------------   --------------

Total                                 $   11,190,859   $   12,761,732   $   15,414,858   $   13,923,728
                                      ==============   ==============   ==============   ==============

                                                                           JWH LLC
                                         FOR THE THREE        FOR THE THREE        FOR THE NINE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                      SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
                                      ------------------   ------------------   ------------------   ------------------
Revenues                              $       (2,036,374)  $         (499,081)  $       (2,577,314)  $       (2,816,380)
Expenses                                         232,545              247,526              759,557              919,324
                                      ------------------   ------------------   ------------------   ------------------

Net Loss                              $       (2,268,919)  $         (746,607)  $       (3,336,871)  $       (3,735,704)
                                      ==================   ==================   ==================   ==================

                                                                        MILLBURN LLC
                                         FOR THE THREE        FOR THE THREE        FOR THE NINE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                      SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                      ------------------   ------------------   ------------------   ------------------
Revenues                              $          874,558   $         (906,416)  $          848,621   $       (2,539,857)
Expenses                                         271,184              246,014              811,214              899,083
                                      ------------------   ------------------   ------------------   ------------------

Net Income (Loss)                     $          603,374   $       (1,152,430)  $           37,407   $       (3,438,940)
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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently results in changes in the net unrealized profit (loss) on such derivative instruments as reflected in the respective Statements of Financial Condition of the Trading LLCs. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected for the Partnership from time to time, calculating the Net Asset Values of the Advisors' respective accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual and unless it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

CREDIT RISK

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

The Partnership, through the Trading LLCs, has credit risk in respect of its counterparties and brokers but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc., ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in net unrealized profit on open contracts on the Trading LLC's Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

                  JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
          ------------------------------------------------------------------------------------------------
          2004    $ 405.87  $ 422.69  $ 405.35  $ 363.10  $ 342.77  $ 328.18  $ 298.88  $ 303.02  $ 300.68
          2005    $ 358.46  $ 348.10  $ 331.64  $ 320.87  $ 337.99  $ 363.01  $ 356.04  $ 329.68  $ 337.66

MONTH-END NET ASSET VALUE PER SERIES B UNIT

                  JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
          ------------------------------------------------------------------------------------------------
          2004    $ 329.80  $ 343.47  $ 329.38  $ 294.84  $ 278.12  $ 266.28  $ 242.50  $ 245.86  $ 243.96
          2005    $ 290.90  $ 282.50  $ 269.14  $ 260.40  $ 274.30  $ 294.60  $ 288.94  $ 267.55  $ 274.03

MONTH-END NET ASSET VALUE PER SERIES C UNIT

                  JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
          ------------------------------------------------------------------------------------------------
          2004    $ 257.00  $ 267.65  $ 256.68  $ 229.80  $ 216.82  $ 207.59  $ 189.06  $ 191.68  $ 190.19
          2005    $ 226.75  $ 220.20  $ 209.79  $ 202.98  $ 213.81  $ 229.63  $ 225.22  $ 208.55  $ 213.60

Performance Summary

All of the Partnership's assets are invested in Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs . The following commentary describes the trading results of the Trading LLCs.

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

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

The currency sector posted a gain for the quarter, despite losses incurred early in the quarter. Losses early in the quarter were posted as currency trading continued to be challenging and the U.S. dollar remained in a tight range. The U.S. dollar strengthened based on the widening interest rate differential versus many developed countries. Exposure to the Euro, Japanese yen and Swiss frank were the main drivers of performance.

Trading in stock indices was unprofitable for the Partnership, despite profits posted the latter half of the quarter. Weak U.S. economic data and disappointing earnings reports sent global equities lower early in the quarter. Long exposure to European and Asian stock indices generated gains which outweighed losses from exposure to the U.S. markets.

The metals sector posted the largest losses for the Partnership during the quarter. Base metals took a step back causing losses in aluminum and copper. Gold and silver prices showed volatile price behavior which also generated losses. Slight gains posted mid-quarter due to exposure to precious metals, but weren't enough to outweigh the losses for the quarter. The metals sector continued its decline as gold sold off due to a strengthening U.S. dollar.

July 1, 2005 to September 30, 2005

The stock indices sector was profitable for the quarter, while losses were posted for the metals sector, the currencies sector, and the interest rate sector. Longer-term trend-following programs experienced difficulty under volatile market conditions resulting from terror attacks in London and the devaluation of the Chinese Yuan in July and Hurricane Katrina in August. As a result, an overall loss was posted for the quarter.

Stock indices posted a gain for the quarter. Gains were experienced early on as global indices rallied at the beginning of the quarter. Long exposure across the sector, both domestic and international, contributed to the positive performance. The largest gains came from exposure to the Nikkei and the NASDAQ. Gains continued during the quarter as the Nikkei and TOPIX rallied as the Japanese economy grew for the third straight quarter. The Nikkei rallied to a four year high. Optimism for Japanese growth and the election victory of Prime Minister Koizumi sparked a rally in Japanese equities. Other global equities experienced heightened volatility, partly due to the potential impact of Hurricane Katrina, and posted losses as a result.

The metals sector posted a loss for the quarter. Gold prices fell from recent highs as the U.S. dollar strengthened. Copper prices were driven higher on stronger global economic data, which generated positive performance for the portfolio, but these gains did not outweigh losses in exposure to precious metals, particularly gold and silver. Towards the end of the quarter, the sector posted a gain as gold and copper trended higher. Gold rallied on increased fear of inflationary pressures due to higher energy costs. Exposure to base metals, particularly aluminum and nickel, muted some of these gains.

A loss was posted for the currencies sector. The quarter began with a gain as the U.S. dollar strengthened based on widening interest rate differential versus many developed countries. The currency markets were extremely volatile in reaction to China ending its policy of pegging its currency at 8.3 Yuan to the U.S. dollar. China revalued the Yuan by 2.1% in July. Exposure to the Japanese yen and the Swiss franc were the main drivers of performance, while exposure to the Australian dollar detracted from performance. Halfway through the quarter, the U.S. dollar began to decline against most major currencies. The decline was a result of the expected slowdown in growth due to higher energy prices in the U.S. Gains in exposure to the Canadian dollar were outweighed by losses in exposure to the Japanese yen, Swiss franc, and British pound. The resurgent U.S. dollar gained against the Japanese yen at the end of the quarter. However, the gains were offset by exposure to the British pound.

The interest rate sector posted the largest loss for the quarter. Stronger than expected economic growth in the U.S., Europe, and Japan caused a sell off in global bond markets at the beginning of the quarter. Exposure to the German Bund, Japanese government bonds, and the U.S. Treasury bond were the main detractors from performance. Concerns over Hurricane Katrina and the impact it would have on energy prices sparked a rally at the end of August in global bond markets, contributing further to losses. Volatility increased in the markets contributing to a significant loss at the end of the quarter. As it became clear that the hurricanes in the United States would not send the economy into recession, U.S. Treasury rates began to rise causing additional losses in the portfolio.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

All of the Partnership's assets are invested in the Trading LLCs. The Partnership receives trading profits as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS

                  The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02             Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:        Are filed herewith.

32.01 and
32.02             Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:        Are filed herewith.

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2005.

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


                                JOHN W. HENRY & CO./MILLBURN L.P.


                                  By: MERRIL LYNCH ALTERNATIVE
                                      INVESTMENTS LLC
                                         General Partner


Date:  November 14, 2005        By  /S/ ROBERT M. ALDERMAN
                                    ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 14, 2005        By  /S/ MICHAEL L. PUNGELLO
                                    -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)