Form 10-K
period 2005-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2006-03-31
CIK 853456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-18215

JOHN W. HENRY & CO./MILLBURN L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1287586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC
Princeton Corporate Campus
800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey  08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, limited partnership units with an aggregate net asset value of $22,867,174 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

JOHN W. HENRY & CO./MILLBURN L.P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

John W. Henry & Co./Millburn L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on August 29, 1989.  The original public offering of the Partnership’s units of limited partnership interest (the “Series A Units”) commenced on September 29, 1989, and the Partnership commenced trading with respect to the Series A Units on January 5, 1990.  A second public offering of Series B Units of limited partnership interest (the “Series B Units”) commenced on December 14, 1990.  The Partnership began trading with respect to the Series B Units on January 28, 1991.  A third public offering of Series C Units of limited partnership interest (the “Series C Units”) commenced on September 13, 1991.  The Partnership began trading with respect to the Series C Units on January 2, 1992.  The Partnership’s objective is achieving, through speculative trading, substantial capital appreciation over time.

The proceeds of each of the three series of Units were each initially allocated equally between the Partnership’s two trading advisors — John W. Henry & Company, Inc. (“JWH”) and Millburn Ridgefield Corporation (“Millburn”) (collectively, the “Advisors”).

Merrill Lynch Alternative Investments LLC (“MLAI”) is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP (“MLIM”), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

The Advisors have been the Partnership’s only trading advisors since inception.  Each Advisor was allocated 50% of the total assets of each Series as of the date such Series began trading.  Subsequently, these allocations have varied over time, but currently the allocations are rebalanced to 50%/50% at the start of each quarter.  All series have the same percentage allocation of assets between the Advisors.  As of December 1, 1996, the Partnership placed all of its assets under the management of the Advisors through investing in two private limited liability companies (“Trading LLCs”) sponsored by MLAI, each one of which was traded by one of the Advisors.  Investing assets in the Trading LLCs rather than trading directly did not change the operation or fee structure of the Partnership. The administrative authority over the Partnership remains with MLAI. Throughout this document, references to the Partnership refer to the Partnership’s investment in the Trading LLC’s.

As of December 31, 2005, the aggregate capitalization of the Partnership was $22,731,551, the total capitalization of the Series A, Series B and Series C Units was $5,871,507, $10,811,424 and $6,048,620, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $357.74  (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $290.32  and $226.29, respectively.

The highest month-end Net Asset Value per Series A Unit through December 31, 2005 was $422.69  (excluding the distributions paid in 1990) (February 29, 2004) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2005 was $343.47  (February 29, 2004) and the lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2005 was $267.65  (February 29, 2004) and the lowest $75.87 (May 31, 1992).

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

General

The Partnership trades (through its investments in the Trading LLCs) in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation.

The Partnership has entered into advisory agreements with each Advisor (the “Advisory Agreement”).  JWH trades the Partnership’s assets allocated to it in four market sectors — interest rates, stock indices, currencies and metals — pursuant to its Financial and Metals Program.  Millburn trades the Partnership’s assets allocated to it pursuant to its currency program, which concentrates exclusively on currency trading, primarily in the interbank market.

One of the objectives of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners’ portfolios.  Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.  Since it began trading, the Partnership’s returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

The Partnership accesses the Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLAI through which the trading accounts of different MLAI sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

Use of Proceeds and Interest Income

Market Sectors.

Under the direction of the two Advisors, the Partnership trades a portfolio, which is concentrated in the financial, currency and metals markets.  The limited focus of the Partnership’s trading increases volatility and market risk.

Market Types.

The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers, in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.  In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers.  The Partnership pays a spread when it exchanges these positions for futures.  This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Partnership has no policy restricting its relative commitment to any of these different types of markets.

Custody of Assets.

All of the Partnership’s assets are currently held in customer accounts at MLPF&S.

Interest paid by Merrill Lynch on the Partnership’s U.S. Dollar and Non U.S. Dollar Assets.

The Partnership’s (through the Trading LLCs) U.S. dollar assets are maintained at MLPF&S.  On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate.  The Partnership is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

Merrill Lynch charges the Partnership (through the Trading LLCs) Merrill Lynch’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar-denominated positions.

Charges

Each of the Series of Units is subject to the same charges.  However, these charges are calculated separately with respect to each Series, each of which maintains its own Net Asset Value.

During 2005, 2004 and 2003, all of the Partnership’s assets were invested in the two Trading LLCs mentioned above.

The Partnership’s average month-end Net Assets during 2005, 2004 and 2003 equaled $23,675,182, $27,020,332, and $32,317,001, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions	A flat-rate monthly commission of 0.708 of 1% of the Partnership’s month-end trading assets (an 8.50% annual rate).

MLAI estimates that the round-turn equivalent rates charged to Millburn during the years ended 2005, 2004 and 2003 were approximately $230, $306, and $249, respectively. MLAI estimates that the round-turn equivalent rates charged to JWH during the years ended 2005, 2004 and 2003 were approximately $203, $221, and $264, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets.

MLAI	Administrative Fees

The Partnership pays MLAI a monthly Administrative Fee equal to 0.021 of 1% (0.25% annually) of the Partnership’s month-end trading assets.  MLAI pays all of the Partnership’s routine administrative costs. The Partnership also pays the actual cost of the State of New Jersey annual filing fee.  This filing fee is assessed on a per partner basis with a maximum charge of $250,000 per year.

Other Counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

Advisors	Profit Shares

Profit shares of 20% of any New Trading Profit, either as of the end of each calendar quarter or year, achieved by each Advisor’s trading account, individually, were paid to JWH and Millburn, respectively.  Profit Shares are also paid upon redemption of Units.  New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Partnership.

Advisors	Consulting Fees	MLPF&S pays the Advisors annual consulting fees of 2% of the average month-end assets allocated to them for management.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

MLAI, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission.  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.

(i) through (xii) — not applicable.

(xiii)  The Partnership has no employees.

(d)           Financial Information about Geographic Areas

The Partnership trades on a number of foreign commodity exchanges.  The Partnership does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The Advisor’s past performance may be not representative of how it may trade in the future for the Partnership.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the Advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Partnership will trade currencies in the forward in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Partnership will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Partnership, including transactions through which the Partnership is attempting to liquidate open positions.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing the Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the Advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The Advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had the Advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

Risks of Electronic Trading and Order Routing Systems

An Advisor may from time to time trade on electronic trading and order routing systems, which differ from traditional open outcry pit trading and manual order routing methods.  Transactions using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract.  Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements.  There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system.  Each of these matters may present different risk factors with respect to trading on or using a particular system.  Each system may also present risks related to system access, varying response times and security.  In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

Trading through an electronic trading or order routing system also entails risks associated with system or component failure.  In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered.  System or component failure may also result in loss of orders or order priority.  Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours.  Exchanges offering an electronic trading or order routing system and listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.  These limitation of liability provisions vary among the exchanges.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

Neither the Partnership nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, nor is it anticipated that one will develop.  Limited Partners may redeem Units as of the end of each month at their Net Asset Value.

(b)           Holders:

As of December 31, 2005, there were 168, 491 and 241 holders of the Series A, B and C Units, respectively, including MLAI.

(c)           Dividends:

The Partnership has made only one distribution ($20 per Series A Unit payable as of November 30, 1990) since trading commenced. MLAI does not presently intend to make any further distributions.

(d)           Securities Authorized for Issuance under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

	For the Years Ended December 31,
Income Statement Data	2005	2004	2003	2002	2001

Revenues:

Trading Profits (Loss)
Realized	$496,604	$1,696,804	$7,494,259	$10,429,479	$6,379,319
Change in Unrealized	(1,111,030)	(281,869)	(624,127)	1,084,889	(3,588,388)
Total Trading Results	(614,426)	1,414,935	6,870,132	11,514,368	2,790,931

Interest Income	738,940	367,819	339,103	452,175	1,003,296
Total Revenues	124,514	1,782,754	7,209,235	11,966,543	3,794,227

Expenses:
Brokerage Commissions	2,019,957	2,309,431	2,823,906	2,442,927	2,456,699
Administrative Fees	—	537,182	710,980	1,149,373	—
Profit Shares	206,410	131,611	101,873	71,850	72,253
Total Expenses	2,226,367	2,978,224	3,636,759	3,664,150	2,528,952

Income (Loss) from Investments	$(1,487,427)	$(2,610,406)	$(3,297,656)	$(3,211,975)	$(1,525,656)
Net Income (Loss)	$(2,101,853)	$(1,195,471)	$3,572,476	$8,302,393	$1,265,275

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2005	2004	2003	2002	2001

Partnership Net Asset Value	$22,731,551	$27,635,033	$31,976,838	$30,928,775	$26,155,682
Net Asset Value per Series A Unit	$357.74	$386.22	$400.38	$358.55	$267.82
Net Asset Value per Series B Unit	$290.32	$313.44	$325.34	$291.34	$217.61
Net Asset Value per Series C Unit	$226.29	$244.32	$253.53	$227.02	$169.60

All income is from investing in the Trading LLCs.

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$264.13	$265.03	$297.36	$274.43	$279.83	$265.64	$253.76	$273.76	$283.68	$296.39	$254.29	$267.82
2002	$269.22	$255.81	$242.23	$237.12	$258.85	$317.98	$345.63	$355.58	$378.00	$350.39	$333.11	$358.55
2003	$383.74	$393.54	$371.52	$376.91	$415.46	$402.31	$397.73	$406.17	$398.56	$388.98	$379.17	$400.38
2004	$405.87	$422.69	$405.35	$363.10	$342.77	$328.18	$298.88	$303.02	$300.68	$329.80	$379.21	$386.22
2005	$358.46	$348.10	$331.64	$320.87	$337.99	$363.01	$356.04	$329.68	$337.66	$340.34	$366.89	$357.74

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$214.61	$215.32	$241.58	$222.96	$227.36	$215.83	$206.18	$222.29	$230.47	$240.80	$206.64	$217.61
2002	$218.75	$207.86	$196.82	$192.67	$210.33	$258.37	$280.70	$288.92	$307.14	$284.70	$270.66	$291.34
2003	$311.82	$319.78	$301.90	$306.27	$337.59	$326.91	$323.18	$330.04	$323.86	$316.08	$308.10	$325.34
2004	$329.80	$343.47	$329.38	$294.84	$278.12	$266.28	$242.50	$245.86	$243.96	$267.60	$307.75	$313.44
2005	$290.90	$282.50	$269.14	$260.40	$274.30	$294.60	$288.94	$267.55	$274.03	$276.20	$297.75	$290.32

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$167.25	$167.81	$188.27	$173.76	$177.19	$168.20	$160.69	$173.24	$179.62	$187.67	$161.04	$169.60
2002	$170.48	$161.99	$153.39	$150.15	$163.92	$201.36	$218.76	$225.14	$239.33	$221.85	$210.91	$227.02
2003	$242.97	$249.18	$235.24	$238.65	$263.07	$245.75	$251.85	$257.19	$252.38	$246.31	$240.10	$253.53
2004	$257.00	$267.65	$256.68	$229.80	$216.82	$207.59	$189.06	$191.68	$190.19	$208.62	$239.88	$244.32
2005	$226.75	$220.20	$209.79	$202.98	$213.81	$229.63	$225.22	$208.55	$213.60	$215.29	$232.08	$226.29

Pursuant to CFTC policy, monthly performance is presented from January 1, 2001 even though all Series were outstanding prior to such date.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES A UNITS)

December 31, 2005

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-“Principal Protected”(1)
Inception of Trading:  January 5, 1990
Aggregate Subscriptions:    $18,182,000
Current Capitalization:   $5,871,507
Worst Monthly Drawdown(2):(14.20)% (11/01)
Worst Peak-to-Valley Drawdown(3):(29.29)% (3/04-7/04)

Net Asset Value per Series A Unit, December 31, 2005:   $357.74

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(7.19)%	1.37%	7.03%	0.52%	2.36%
February	(2.89)	4.14	2.55	(4.98)	0.34
March	(4.73)	(4.10)	(5.59)	(5.31)	12.20
April	(3.25)	(10.42)	1.45	(2.11)	(7.71)
May	5.34	(5.60)	10.23	9.17	1.97
June	7.40	(4.26)	(3.16)	22.84	(5.07)
July	(1.92)	(8.93)	(1.14)	8.70	(4.47)
August	(7.40)	1.39	2.12	2.88	7.82
September	2.42	(0.77)	(1.87)	6.31	3.69
October	0.79	9.69	(2.40)	(7.30)	4.48
November	7.80	14.98	(2.52)	(4.93)	(14.20)
December	(2.50)	1.85	5.59	7.64	5.32

Compound Annual Rate of Return	(7.38)%	(3.53)%	11.67%	33.90%	3.79%

(1)  Pursuant to applicable CFTC regulations, a “Multi-Advisor” fund is defined as one that allocates no more than 25% of its trading assets to any single manager.  As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a “Selected-Advisor” fund.  Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4)  Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES B UNITS)

December 31, 2005

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading:  January 28, 1991

Aggregate Subscriptions:    $50,636,060

Current Capitalization:   $10,811,424

Worst Monthly Drawdown(2): (14.91)% (11/01)

Worst Peak-to-Valley Drawdown(3): (29.29)% (3/04-7/04)

Net Asset Value per Series B Unit, December 31, 2005:   $290.32

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(7.19)%	1.37%	7.03%	0.52%	2.36%
February	(2.89)	4.14	2.55	(4.98)	0.33
March	(4.73)	(4.10)	(5.59)	(5.31)	12.20
April	(3.25)	(10.49)	1.45	(2.11)	(7.71)
May	5.34	(5.67)	10.22	9.17	1.97
June	7.40	(4.26)	(3.16)	22.84	(5.07)
July	(1.92)	(8.93)	(1.14)	8.64	(4.47)
August	(7.40)	1.39	2.12	2.92	7.81
September	2.42	(0.77)	(1.87)	6.30	3.68
October	0.79	9.69	(2.40)	(7.30)	4.48
November	7.80	15.00	(2.52)	(4.93)	(14.19)
December	(2.50)	1.85	5.59	7.64	5.31

Compound Annual Rate of Return	(7.38)%	(3.66)%	11.67%	33.88%	3.78%

(1)  Pursuant to applicable CFTC regulations, a “Multi-Advisor” fund is defined as one that allocates no more than 25% of its trading assets to any single manager.  As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a “Selected-Advisor” fund.  Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4)  Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES C UNITS)

December 31, 2005

Type of Pool: Selected-Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: January 2, 1992

Aggregate Subscriptions:    $40,000,000

Current Capitalization:   $6,048,620

Worst Monthly Drawdown(2): (14.19)% (11/01)

Worst Peak-to-Valley Drawdown(3): (29.36)% (3/04-7/04)

Net Asset Value per Series C Unit, December 31, 2005:   $226.29

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(7.19)%	1.37%	7.03%	0.52%	2.36%
February	(2.89)	4.14	2.55	(4.98)	0.33
March	(4.73)	(4.10)	(5.59)	(5.31)	12.20
April	(3.25)	(10.47)	1.45	(2.11)	(7.71)
May	5.34	(5.65)	10.24	9.17	1.97
June	7.40	(4.26)	(3.16)	22.84	(5.07)
July	(1.92)	(8.93)	(1.14)	8.64	(4.47)
August	(7.40)	1.39	2.12	2.92	7.81
September	2.42	(0.77)	(1.87)	6.30	3.68
October	0.79	9.69	(2.40)	(7.30)	4.48
November	7.80	14.99	(2.52)	(4.93)	(14.19)
December	(2.50)	1.85	5.59	7.64	5.31

Compound Annual Rate of Return	(7.38)%	(3.63)%	11.68%	33.86%	3.79%

(1)  Pursuant to applicable CFTC regulations, a “Multi-Advisor” fund is defined as one that allocates no more than 25% of its trading assets to any single manager.  As the Partnership allocates approximately 50% of its assets to each of JWH and Millburn, it is referred to as a “Selected-Advisor” fund.  Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4)  Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

JWH and Millburn have been the Partnership’s two Advisors since inception.  Although from time to time one of the Advisors is allocated a greater percentage of the Partnership’s assets than the other as a result of differential performance, MLAI periodically rebalances the Partnership’s asset allocation to approximately 50%/50% generally on a quarterly basis.

The Advisors are both trend-following traders, whose programs do not attempt to predict price movements. Neither JWH nor Millburn has generally relied on using fundamental economic supply or demand analyses, macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, their programs apply proprietary computer models to analyzing past market data, and from this data attempt to determine whether market prices are trending.  As technical traders, JWH and Millburn base their strategies on the theory that market prices reflect the collective judgment of numerous market participants and are, accordingly, an efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

If an Advisor’s models identify a trend, they signal positions, which follow it.  When these models identify the trend as having ended or reversed, these positions are either closed out or reversed.  Due to their trend-following character, the Advisors’ programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

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

2005

The Partnership’s overall trading was unprofitable for the year. The Partnership experienced gains in two of the four sectors, with the largest gain in the stock indices.

The stock indices were the most profitable for the Partnership.  The markets were very choppy and exposures changed continuously. The main drivers to performance in the first quarter were the Asian equities and selected U.S. equities. The Asian equities and selected U.S. equities markets began the first quarter with a loss only to gain in the middle part of the quarter and ending the quarter with a loss. Weak U.S. economic data and disappointing earnings reports sent global equities lower early in the second quarter. The second quarter ended with gains generated in long exposure to European and Asian stock indices. Gains were experienced early on in the third quarter as global indices rallied. Long exposure across the sector, both domestic and international, contributed to the positive performance. The largest gains came from exposure to the Nikkei and the NASDAQ. Gains continued during the quarter as the Nikkei and TOPIX rallied as the Japanese economy grew for the third straight quarter. The Nikkei rallied to a four year high. Optimism for Japanese growth and the election victory of Prime Minister Koizumi sparked a rally in Japanese equities. Stock indices suffered a significant loss at the beginning of the fourth quarter as most major global equity indices reversed from their trend upwards on fear of rising inflation and continued rate hikes by the Federal Reserve. However, the year ended with stock indices as the most profitable of all the sectors due to long positions held in all 15 traded markets throughout the end of the quarter.

The metals sector had the second highest gains for the Partnership. The sector gained during the first quarter as markets rallied in both the precious and base metals, particularly in gold, copper and aluminum. The gains from the base metals such as aluminum and copper were offset by losses in silver and gold. Base metals took a step back during the second quarter specifically in aluminum and copper. A slight gain in the middle part of the quarter due to exposure to precious metals was not enough to outweigh other losses. The second quarter ended with gold being sold off due to a strengthening U.S. dollar. Copper and gold added to the performance of this sector in the third quarter. Copper prices were driven higher on stronger global economic data and gold rallied on increased fear of inflationary pressures due to higher energy costs. Base metals, particularly copper, trended higher throughout the fourth quarter as the fear increased that demand could outweigh supply in the short-term as U.S. economic growth increased. The year ended with gold rising to 4.9% which was a 24 year high.

The interest rate sector posted losses for this Partnership. The beginning of the first quarter gains were generated in exposure to Japanese, U.S. and European fixed income. Profits were also made from short exposure to Eurodollar and U.S. Treasury note contracts. The quarter ended with gains generated at the front end of the U.S. curve, while losses were experienced in exposure to European and Japanese fixed income. A sell off of stocks and an increase in bond investments during the second quarter sparked a rally in interest rates. Long exposure to European bonds and a rally in the bond market attributed to profits. Stronger than expected economic growth in Europe, Japan and the U.S. caused a sell off in global bond markets at the beginning of the third quarter. Exposure to the German Bund, Japanese government bonds, and the U.S. Treasury bond were the detractors from performance.  Concerns over Hurricane Katrina and the impact it would have on energy prices sparked a rally at the end of August in global bond markets, contributing further to losses. Volatility increased in the markets contributing to a significant loss at the end of the quarter.  As it became clear that the hurricanes in the United States would not send the economy into recession, U.S. Treasury rates began to rise causing additional losses in the portfolio. Gains were made in the beginning of the fourth quarter as concerns over central banks raising interest rates caused a sell-off in U.S., Japanese and European fixed income. The year ended with losses in short interest rates in nearly every market. Losses were incurred in all U.S. traded markets as well as in Japanese, German and UK markets.

The currency sector was the least profitable for the Partnership. The first quarter began with a loss, as the U.S. dollar strengthened against various other currencies. Losses early in the second quarter were posted as currency trading continued to be challenging and the U.S. dollar remained in a tight range. Exposure to the Euro, Japanese yen and Swiss franc were the main drivers of performance. The third quarter began with a gain as the U.S. dollar strengthened based on widening interest rate differential versus many developed countries. The currency markets were extremely volatile in reaction to China ending its policy of pegging its currency at 8.3 yuan to the U.S. dollar. China revalued the yuan by 2.1% in July. Exposure to the Japanese yen and the Swiss franc were the main drivers of performance, while exposure to the Australian dollar detracted from performance. Halfway through the third quarter, the U.S. dollar began to decline against most major currencies. The decline was a result of the expected slowdown in growth due to higher energy prices in the U.S.. The U.S. dollar strengthened against most major currencies early in the fourth quarter as a result of the possibility that the U.S. Federal Reserve would raise rates at a faster pace than previously expected after reports showed a large increase in inflation figures and data pointing to the U.S. economy expanding faster than the economies in Europe and Japan.  The year ended with a loss driven by a large exposure to the Japanese yen which reacted to a strong Japanese Tankan Confidence report and accommodative hints from the Bank of Japan.

Specific trading results are not included for 2005 because the Partnership traded exclusively through investing in Trading LLCs.

2004

The Partnership’s overall trading was unprofitable for the year.  The Partnership experienced gains in two of the four sectors, with the largest gain in the interest rate sector.

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

The currency sector posted a loss for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength turned around towards the end of the first quarter and a large drop at the close of the first quarter resulted in the U.S. dollar falling to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to be range bound throughout the quarter pending the Federal Reserve’s decision on short term interest rates. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with a bearish U.S. dollar trend on the speculation that U.S. officials favor a weaker currency to shrink the record current account deficit. The U.S. dollar declined to a record low versus the Euro and fell to its lowest level versus the Japanese yen since 2000.

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

Specific trading results are not included for 2004 because the Partnership traded exclusively through investing in Trading LLCs.

2003

The Partnership’s overall trading was profitable for the year, bringing in approximately 11.67% compounded annual rate of return for 2003. The Partnership experienced gains in all the sectors, with the largest gain in the currency sector.

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

Specific trading results are not included for 2003 because the Partnership traded exclusively through investing in Trading LLCs.

Variables Affecting Performance

The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income.

During all periods set forth under “Selected Financial Data,” the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than the New Jersey filing fees and the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to JWH and Millburn separately on their individual performance, irrespective of the overall performance of the Partnership.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation between JWH and Millburn (so that the total Profit Shares paid to the Advisor which has traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as the other Advisor incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisor) — suggesting the likelihood of generally trendless, non-consensus markets.

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors — regulatory approvals, cost of goods sold, employee relations and the like — which often materially affect an operating business, have virtually no impact on the Partnership.

Liquidity; Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Partnership’s assets at the Trading LLCs are held in cash.  The Net Asset Value of the Partnership’s cash is not affected by inflation.   However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Except in very unusual circumstances, the Trading LLCs should be able to close out any or all of their open trading positions and liquidate any or all of their securities holdings quickly and at market prices.  This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures about Market Risks.

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Trading LLC’s open positions and, consequently, in its earnings and cash flow.  The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of the two Advisors, which it has retained since inception, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk.  Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%–99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, both JWH and Millburn trade options on futures to a limited extent. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year 2005. During the fiscal year 2005, the Partnership’s average capitalization was approximately $23,675,183. As of December 31, 2004, the average capitalization was approximately $27,020,334.

The Partnership does not trade commodities or energy futures.

Fiscal Year 2005

	AverageValue	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Interest Rates	$2,366,567	10.00%	$3,130,761	$1,696,426
Currencies	545,071	2.30%	981,619	117,105
Stock Indices	461,653	1.95%	696,031	191,445
Metals	117,727	0.50%	237,480	39,876
TOTAL	$3,491,018	14.75%	$5,045,891	$2,044,852

Fiscal Year 2004

	AverageValue	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Interest Rates	$2,925,256	10.83%	$4,497,842	$2,131,941
Currencies	942,591	3.49%	1,847,546	117,092
Stock Indices	189,981	0.70%	638,850	41,167
Metals	123,728	0.46%	347,329	17,491
TOTAL	$4,181,556	15.48%	$7,331,567	$2,307,691

Average, highest and lowest value at Risk amounts relate to month end amounts for each month during the year. Average Capitalization is the average or the Partnership’s capitalization at the end of each month of 2005 and 2004.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Partnership also has non-trading market risk on the approximately 90%–95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Partnership’s two Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations — e.g., New Zealand and Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies.

The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen and U.S. dollar /Euro positions. MLAI does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Partnership’s primary equity exposure is to equity index price movements. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2005, the Partnership’s primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLAI anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold and silver. Although the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLAI anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance.

The Partnership holds U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations. However, such interventions are unusual. Each of JWH and Millburn applies its own risk management policies to its trading.

JWH Risk Management

JWH attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH’s investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors, which may affect the decision to adjust the size of a position in relation to account equity, include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

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

Millburn also attempts to assess market volatility as a means of monitoring and evaluating risk. In doing so, Millburn uses a volatility overlay system which measures the risk in a portfolio’s position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

Millburn’s risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets. The first principle is reducing overall portfolio volatility through diversification among markets. Millburn seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time. Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 30% of an account’s net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Millburn determines asset allocation among markets and position size on the basis of the money management principles and trading data research discussed above and the market experience of Millburn’s principles. From time to time Millburn may adjust the size of a position, long or short, in any given market. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market, the pattern of price movements, both inter-day and intra-day, open interest, volume of trading, changes in spread relationships between various forward contracts, and overall portfolio balance and risk exposure.

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

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data

    John W. Henry & Co. / Millburn L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Total Income	$1,853,207	$(1,161,816)	$2,740,646	$(3,307,523)	$7,138,991	$(1,405,497)	$(5,232,588)	$1,281,848
Total Expenses	545,346	540,479	561,126	579,416	840,562	643,539	646,264	847,860
Net Income	$1,307,861	$(1,702,295)	$2,179,520	$(3,886,939)	$6,298,429	$(2,049,036)	$(5,878,852)	$433,988

Net Income (loss) per Unit

Series A	$20.41	$(25.35)	$31.24	$(54.65)	$85.93	$(27.52)	$(77.27)	$5.22
Series B	16.19	(20.63)	25.37	(44.36)	69.56	(22.39)	(63.26)	4.87
Series C	12.74	(16.12)	19.66	(34.58)	54.13	(17.48)	(49.26)	3.17

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable. MLAI promoted the Partnership and is its controlling person.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the independent registered public accounting firm on accounting or financial disclosure.

Item 9A: Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

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

As of December 31, 2005, the principals of MLAI had no investment in the Partnership, and MLAI’s general partnership interest was valued at $257,978.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P., ML JWH Strategic Allocation L.P., Global Horizons I L.P., ML Principal Protection L.P., ML Futures Investments L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16 (a): Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11: Executive Compensation

The officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates also may receive certain economic benefits from holding the Partnership’s U.S. dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as directors of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests. The Partnership is managed by MLAI, its general partner).

(b)           Security Ownership of Management:

As of December 31, 2005, the Advisors owned 1,015 Series A Units, 1000 Series B Units and 1,500 Series C Units and MLAI owned 189 Series A Units, 425 Series B Units and 296 Series C Units (unit-equivalent general partnership interests) which was, in each case, less than 3.50% of each series of the total Units outstanding, respectively.

(c)           Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Partnership

All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm’s-length bargaining.

The Partnership through trading LLCs indirectly pays Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership through trading LLCs also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2005, the Partnership expensed through its investment in the Trading LLCs:  (i) Brokerage Commissions of $ 2,019,957  to MLPF&S, which included $472,610  in consulting fees earned by the Advisors; and (ii) Administrative Fees of $206,410  to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2005 were $40,000.

Aggregate fees billed for these services for the year ended December 31, 2004 were $52,350.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2005 were $190,000.

Aggregate fees billed for these services for the year ended December 31, 2004 were $80,000.

(d)           All Other Fees

No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP or any of their related entities during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

1.	Financial Statements:	29

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

Exhibit 3.01(ii):

Is incorporated herein by reference from Exhibit 3.01(ii) contained in Amendment No. 1
(as Exhibit A) to the Registration Statement (File No. 33-41373) filed on August 20, 1991, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.02(c)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.02(c):	Is incorporated by reference from Exhibit 3.02(c) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(o)	Form of Advisory Agreement between the Partnership, MLIM , MLPF&S and each of John W. Henry & Company, Inc. and Millburn Ridgefield Corporation.

Exhibit 10.01(o):	Is incorporated by reference from Exhibit 10.01(o) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a)	Form of Consulting Agreement between each trading advisor, the Partnership and MLPF&S.

Exhibit 10.02(a):

Is incorporated herein by reference from Exhibit 10.02(a) contained in Amendment No. 1 to the Registration Statement (File No. 33-30096) dated as of September 21, 1989, on Form S-1 under the Securities Act of 1933.

10.03	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(a)	Form of Advisory and Consulting Agreement Amendment among MLIM, each Advisor, the Partnership and MLPF&S.

Exhibit 10.07(a):	Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(b)	Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

Exhibit 10.07(b)	is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.01(a)	2005 Annual Report and Independent Auditors’ Report for the following Trading Limited Liability Companies sponsored by MLAI:
ML Millburn Global L.L.C.
ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a):	Is filed herewith.

28.01	Prospectus of the Partnership dated September 29, 1989.

Exhibit 28.01:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on October 10, 1989.

28.02	Prospectus of the Partnership dated December 14, 1990.

Exhibit 28.02:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on December 20, 1990.

28.03	Prospectus of the Partnership dated September 13, 1991.

Exhibit 28.03:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement on September 23, 1991.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal executive officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal financial and accounting officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE	General Partner of Registrant	March 31, 2006
INVESTMENTS LLC

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

JOHN W. HENRY & CO./MILLBURN L.P.

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.01(a)	2005 Annual Report and Independent Auditors’ Report
ML Millburn Global, LLC
ML JWH Financials & Metals Portfolio, LLC