Form 10-Q
period 2006-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2006-05-15
CIK 853456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
(Zip Code)

609-282-6996
(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

JOHN W. HENRY & CO./MILLBURN L.P.

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS:

Investments in Trading LLCs	$22,860,412	$22,731,551
Redemption receivable from Trading LLCs	215,318	282,573

TOTAL ASSETS	$23,075,730	$23,014,124

LIABILITIES AND PARTNERS’ CAPITAL:

LIABILITIES:

Administrative fees payable	$11,250	$12,250
Redemptions payable	204,068	270,323

Total liabilities	215,318	282,573

PARTNERS’ CAPITAL:
General Partner:
(166 and 189 Series A Units Outstanding)	$60,906	$67,612
(377 and 425 Series B Units Outstanding)	112,236	123,385
(270 and 296 Series C Units Outstanding)	62,655	66,981
Limited Partners:
(16,022 and 16,224 Series A Units Outstanding)	5,878,265	5,803,895
(35,933 and 36,815 Series B Units Outstanding)	10,697,139	10,688,039
(26,068 and 26,433 Series C Units Outstanding)	6,049,211	5,981,639

Total partners’ capital	22,860,412	22,731,551

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$23,075,730	$23,014,124

NET ASSET VALUE PER UNIT:
Series A (Based on 16,188 and 16,413 Units outstanding)	$366.89	$357.74
Series B (Based on 36,310 and 37,240 Units outstanding)	$297.70	$290.32
Series C (Based on 26,338 and 26,729 Units outstanding)	$232.06	$226.29

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
TRADING PROFITS (LOSSES):

Realized	$(236,077)	$(1,403,378)
Change in unrealized	1,258,237	(2,063,951)
Total trading profits (losses)	1,022,160	(3,467,329)

INVESTMENT INCOME:
Interest	254,290	159,806

EXPENSES:

Brokerage commissions	487,486	527,161
Profit Shares	169,994	—
Administrative fees	48,088	52,255
Total expenses	705,568	579,416

NET INVESTMENT LOSS	(451,278)	(419,610)

NET INCOME (LOSS)	$570,882	$(3,886,939)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	16,313	18,659
Series B	37,047	41,907
Series C	26,582	29,163

Net income (loss) per weighted average General Partner and Limited Partner Unit by series
Series A	$9.11	$(54.65)
Series B	$7.30	$(44.36)
Series C	$5.72	$(34.58)

Substantially all items of income and expenses are derived from the investments in Trading LLCs.

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006 and 2005

(unaudited)

	Units			General Partner			Limited Partners
	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Total

PARTNERS’ CAPITAL, December 31, 2004	18,763	42,174	29,345	$80,720	$149,823	$82,822	$7,165,985	$13,069,071	$7,086,612	$27,635,033

Net loss	—	—	—	(11,078)	(20,465)	(11,257)	(1,008,662)	(1,838,393)	(997,084)	(3,886,939)

Redemptions	(251)	(610)	(1,003)	(6,962)	(14,973)	(9,468)	(80,650)	(158,451)	(205,799)	(476,303)

PARTNERS’ CAPITAL, March 31, 2005	18,512	41,564	28,342	$62,680	$114,385	$62,097	$6,076,673	$11,072,227	$5,883,729	$23,271,791

PARTNERS’ CAPITAL, December 31, 2005	16,413	37,240	26,729	$67,612	$123,385	$66,981	$5,803,895	$10,688,039	$5,981,639	$22,731,551

Net income	—	—	—	1,621	2,953	1,628	146,914	267,443	150,323	570,882

Redemptions	(225)	(930)	(391)	(8,327)	(14,102)	(5,954)	(72,544)	(258,343)	(82,751)	(442,021)

PARTNERS’ CAPITAL, March 31, 2006	16,188	36,310	26,338	$60,906	$112,236	$62,655	$5,878,265	$10,697,139	$6,049,211	$22,860,412

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(A Delaware limited partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the “Partnership”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     INVESTMENTS

As of March 31, 2006, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC (“JWH LLC”) and Millburn Global LLC (“Millburn LLC”) (“Trading LLCs”, collectively) of $11,430,206 and $11,430,206, respectively. As of December 31, 2005, the Partnership had investments in JWH LLC and Millburn LLC of $11,365,776 and $11,365,775, respectively.  The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

	March 31, 2006
	(unaudited)		December 31, 2005
	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC

Assets	$11,534,383	$12,234,185	$11,871,748	$11,448,400

Liabilities	$104,177	$803,979	$505,972	$82,625
Members’ Capital	11,430,206	11,430,206	11,365,776	11,365,775

Total	$11,534,383	$12,234,185	$11,871,748	$11,448,400

	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC
	For the three months ended March 31, 2006	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the three months ended March 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue (loss)	$96,599	$1,179,850	$(2,595,535)	$(711,988)

Expenses	(236,790)	(435,028)	(255,788)	(286,878)

Net income (loss)	$(140,191)	$744,822	$(2,851,323)	$(998,866)

3.     FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments by investing in the Trading LLCs but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, through the Trading LLCs, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

Merrill Lynch Alternative Investments LLC (“MLAI”), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors’ respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration.  However, such interventions are unusual.  Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through the Trading LLCs, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Trading LLC’s Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.
2005	$358.46	$348.10	$331.64
2006	$362.06	$345.38	$366.89

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.
2005	$290.90	$282.50	$269.14
2006	$293.78	$280.25	$297.70

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.
2005	$226.75	$220.20	$209.79
2006	$229.00	$218.45	$232.05

Performance Summary

All of the Partnership’s assets are invested in the Trading LLCs.  The Partnership receives trading profits and losses as an investor in the Trading LLCs .  The following commentary describes the trading results of the Trading LLCs.

January 1, 2006 to March 31, 2006

The Partnership’s overall trading was profitable for the quarter. The Partnership experienced gains in three of the four sectors, with the largest gain in the stock indices sector.

The stock indices sector was the most profitable for the Partnership. At the beginning of the quarter, the Partnership continued to hold long positions in all 15 traded markets which benefited from strong worldwide equity markets. The Nikkei 225 (up 3.3%) was the most profitable stock index traded as it rose to an over five year high after sustaining high intra-month volatility. In the middle of the quarter, most indices lost profits but rebounded by the end of the quarter. Successful trading in the major U.S. indices contributed positively, with the S&P 500 and Dow Jones Industrial Average, at five year highs and the Russell 2000 at all-time highs.

The metals sector posted a gain as the Partnership was well positioned to capture the sector’s sustained upward trend. Precious metals, gold and silver bolstered the Partnership’s returns as investors sought the safety of these markets when tensions in Iran increased over its nuclear program. Long positions in the base metals copper, zinc and aluminum added to profitability. Industrial metals slumped mid-quarter. The metals sector bounced back the end of the quarter due to a strong performance from silver and copper. Silver, for May delivery, closed the month at $11.66, its highest level since September 1983. An 18.52% gain for silver was driven largely by the anticipation of the launching of a silver exchange traded fund by Barclays Capital. Copper rallied to an all time high with a 13.84% gain at the end of the quarter. The metal’s rally has been fueled by speculation that increased worldwide economic growth (particularly in China) will reduce inventories and potentially trigger supply shortfalls.

The interest rate sector posted a profit for the Partnership. The beginning of the quarter was difficult due to losses made in long positions in ten year notes in the Japanese, German and U.S. markets. However, gains were recaptured mid-quarter due to short positions in the Eurodollar and Euribor contracts. Short positions in the U.S. Treasury two-year and ten-year notes contributed with modest profits as traders stepped up bets that the U.S. Federal Reserve will raise interest rates at least two more times by June. Gains continued through the end of the quarter as the Partnership had short positions in nearly every instrument it traded in the sector. The majority of the gains were made through short positions in the U.S. and German bonds across the yield curve. Yields on the U.S. Treasury ten-year note rose to the highest level since May 2004 after the U.S. Federal Reserve lifted its target rate for the 15th consecutive time and hinted there may be more increases.

The currency sector posted losses for the Partnership.  Losses were particularly attributed to short positions in the Swiss franc and Japanese yen. Short position in the Japanese yen was the worst performing position for the Partnership after the Bank of Japan Governor, Toshihiko Fukui said a seven-year bout of deflation has almost ended and the central bank will gradually raise interest rates from zero percent, resulting in the Japanese yen rising over 2.50%. The Euro proved to be difficult as the market moved against the Partnership’s long position. The Canadian dollar and Mexican peso were especially challenging as both currencies suffered sharp reversals versus the U.S. dollar. Traders drove the Canadian dollar lower on concerns that Canada’s interest rate disadvantage with U.S. will widen. In Mexico, the Bank of Mexico cut rates, further weakening the currency versus the U.S. dollar.

January 1, 2005 to March 31, 2005

The Partnership was unprofitable for the first quarter of 2005. In the beginning of the quarter, many trend-following programs experienced difficulty as larger trends, which started in the fourth quarter reversed during the quarter. Global equity markets sold-off after rallying in December. The U.S. dollar began strengthening and metal markets also sold-off. Throughout the remainder of the quarter, many longer-term trend-following programs experienced difficulty, as markets remained quite range bound and choppy.

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

A loss was posted for the stock indices sector as markets reversed and sold off.  Major losses were from exposure to the United States and Asia. During the quarter, a gain was posted as exposure to Asian equities and selected U.S. equities posted gains. A loss was realized at the end of the quarter as exposure to U.S. equities and Asian equities contributed to the bulk of losses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership and Trading LLCs as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership or Trading LLCs internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Partnership nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Partnership.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c)  None.

(d)  None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other information

None.

Item 5(a). Recent Sale of Unregistered Securities: Uses of Proceeds from Registered Securities

Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:              Are filed herewith.

32.01 and

32.02                       Section 1350 Certifications

Exhibit 32.01

and 32.02: Are filed herewith

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the first three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN W. HENRY & CO./MILLBURN L.P.

		By:	MERRIL LYNCH ALTERNATIVE
INVESTMENTS LLC
General Partner

Date: May 15, 2006	By		/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006	By		/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)