Form 10-Q
period 2006-06-30
HENRY JOHN W & CO/MILLBURN L P
filed 2006-08-14
CIK 853456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-18215

JOHN W. HENRY & CO./MILLBURN L.P.

(Exact Name of Registrant as

specified in its charter)

Delaware	06-1287586
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey  08536

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

JOHN W. HENRY & CO./MILLBURN L.P.

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

Table of Contents

PART I

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Investments in Trading LLCs	$22,067,889	$22,731,551
Redemption receivable from Trading LLCs	114,527	282,573

TOTAL ASSETS	$22,182,416	$23,014,124

LIABILITIES AND PARTNERS’ CAPITAL:

LIABILITIES:

Administrative fees and other payables	$11,250	$12,250
Redemptions payable	103,277	270,323

Total liabilities	114,527	282,573

PARTNERS’ CAPITAL:
General Partner:
(166 and 189 Series A Units)	59,853	67,612
(377 and 425 Series B Units)	110,295	123,385
(270 and 296 Series C Units)	61,571	66,981
Limited Partners:
(15,731 and 16,224 Series A Units)	5,671,697	5,803,895
(35,207 and 36,815 Series B Units)	10,299,708	10,688,039
(25,718 and 26,433 Series C Units)	5,864,765	5,981,639

Total partners’ capital	22,067,889	22,731,551

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$22,182,416	$23,014,124

NET ASSET VALUE PER UNIT
Series A (based on 15,897 and 16,413 Units outstanding)	$360.54	$357.74
Series B (based on 35,584 and 37,240 Units outstanding)	$292.55	$290.32
Series C (based on 25,988 and 26,729 Units outstanding)	$228.04	$226.29

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$1,792,205	$115,735	$1,556,128	$(1,287,643)
Change in unrealized	(1,984,525)	2,455,768	(726,288)	391,817

Total trading profits (losses)	(192,320)	2,571,503	829,840	(895,826)

INVESTMENT INCOME:

Interest	268,922	169,143	523,212	328,949

EXPENSES:

Brokerage commissions	509,762	509,394	997,248	1,036,555
Profit Shares	(114,010)	—	55,984	—
Administrative fees	48,743	51,732	96,831	103,987

Total expenses	444,495	561,126	1,150,063	1,140,542

NET INVESTMENT LOSS	(175,573)	(391,983)	(626,851)	(811,593)

NET INCOME (LOSS)	$(367,893)	$2,179,520	$202,989	$(1,707,419)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	16,086	18,438	16,200	18,549
Series B	36,003	41,450	36,525	41,678
Series C	26,204	28,077	26,394	28,622

Net income (loss) per weighted average General Partner and Limited Partner Unit by series
Series A	$(6.02)	$31.24	$3.20	$(23.92)
Series B	$(4.76)	$25.37	$2.71	$(19.37)
Series C	$(3.81)	$19.66	$1.98	$(15.95)

Substantially all items of income and expenses are derived from investments in Trading LLCs.

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006 and 2005

(unaudited)

	Units			General Partner			Limited Partners
	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Total

PARTNERS’ CAPITAL, December 31, 2004	18,763	42,174	29,345	$80,720	$149,823	$82,822	$7,165,985	$13,069,071	$7,086,612	$27,635,033

Net loss	—	—	—	(5,149)	(9,645)	(5,383)	(438,538)	(797,645)	(451,059)	(1,707,419)

Redemptions	(1,474)	(1,956)	(1,399)	(6,962)	(14,972)	(9,469)	(519,903)	(548,334)	(286,179)	(1,385,819)

PARTNERS’ CAPITAL, June 30, 2005	17,289	40,218	27,946	$68,609	$125,206	$67,970	$6,207,544	$11,723,092	$6,349,374	$24,541,795

PARTNERS’ CAPITAL, December 31, 2005	16,413	37,240	26,729	$67,612	$123,385	$66,981	$5,803,895	$10,688,039	$5,981,639	$22,731,551

Net income	—	—	—	568	1,012	544	51,204	98,002	51,659	202,989

Redemptions	(516)	(1,656)	(741)	(8,327)	(14,102)	(5,954)	(183,402)	(486,333)	(168,533)	(866,651)

PARTNERS’ CAPITAL, June 30, 2006	15,897	35,584	25,988	$59,853	$110,295	$61,571	$5,671,697	$10,299,708	$5,864,765	$22,067,889

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the “Partnership”) as of June 30, 2006, and the results of its operations for the six months ended June 30, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENTS

As of June 30, 2006, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC (“JWH LLC”) and Millburn Global LLC (“Millburn LLC”) (“Trading LLCs”, collectively) of $11,033,944 and $11,033,945, respectively. At December 31, 2005, the Partnership had investments in JWH LLC and Millburn LLC of $11,365,776 and $11,365,775, respectively.  The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

	June 30, 2006		December 31, 2005
	(unaudited)
	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC

Assets	$11,444,033	$11,158,078	$11,871,748	$11,448,400

Liabilities	$410,089	$124,133	$505,972	$82,625
Members’ Capital	11,033,944	11,033,945	11,365,776	11,365,775

Total	$11,444,033	$11,158,078	$11,871,748	$11,448,400

	JWH LLC
	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Trading Profits (Losses) and Interest Income	$365,634	$2,054,595	$462,233	$(540,940)

Expenses	273,674	271,224	510,464	527,013

Net Income (Loss)	$91,960	$1,783,371	$(48,231)	$(1,067,953)

	Millburn LLC
	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Trading Profits (Losses) and Interest Income	$(289,031)	$686,051	$890,819	$(25,937)

Expenses	137,071	253,152	572,099	540,030

Net Income (Loss)	$(426,102)	$432,899	$318,720	$(565,967)

3.               FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments by investing in the Trading LLCs but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which can not all be presented on the financial statements.  The following summarizes some of those risks.

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

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors’ respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Advisors to reallocate positions or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration.  However, such interventions are unusual.  Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through the Trading LLCs, has credit risk with respect to non-performance of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

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

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$358.46	$348.10	$331.64	$320.87	$337.99	$363.01
2006	$362.06	$345.38	$366.89	$397.66	$389.16	$360.54

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$290.90	$282.50	$269.14	$260.40	$274.30	$294.60
2006	$293.78	$280.25	$297.70	$322.67	$315.77	$292.55

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$226.75	$220.20	$209.79	$202.98	$213.81	$229.63
2006	$229.00	$218.45	$232.05	$251.52	$246.14	$228.04

Performance Summary

All of the Partnership’s assets are invested in Trading LLCs.  The Partnership receives trading profits (losses) as an investor in the Trading LLCs. The following commentary describes the trading results of Trading LLCs.

January 1, 2006 to June 30, 2006

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

The metals sector posted a gain as the Partnership was well positioned to capture the sector’s sustained upward trend. Precious metals, gold and silver bolstered the Partnership’s returns as investors sought the safety of these markets when tensions in Iran increased over its nuclear program. Long positions in the base metals copper, zinc and aluminum added to profitability. Industrial metals slumped mid-quarter. The metals sector bounced back at the end of the quarter due to a strong performance from silver and copper. Silver, for May delivery, closed the month at $11.66, its highest level since September 1983. An 18.52% gain for silver was driven largely by the anticipation of the launching of a silver exchange traded fund by Barclays Capital. Copper rallied to an all time high with a 13.84% gain at the end of the quarter. The metal’s rally has been fueled by speculation that increased worldwide economic growth (particularly in China) will reduce inventories and potentially trigger supply shortfalls.

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

April 1, 2006 to June 30, 2006

The Partnership’s overall trading was not profitable for the quarter. The Partnership posted gains in the metals and interest rate sectors with the currency and stock indices sectors posting losses.

The metals sector posted the highest gains for the Partnership as many markets raced to all time multi-decade highs. Returns were buoyed by the gold, copper and aluminum markets. Copper and aluminum were driven by global construction demand particularly in China as well as certain mining and supply disruptions. Gold moved higher as investors flocked to its safety in light of increased U.S. inflation and conflict in Iran over its nuclear capabilities. Long positions led the way mid-quarter and copper raced to all time highs on May 11th then fell throughout the remainder of the month as traders grew concerned that the worldwide economy may slow demand for the industrial metal. Aluminum and gold detracted from performance as the strong upward trend in most metals reversed mid-month.  The quarter ended with poor returns from copper and gold. Copper’s losses stemmed from a -16.8% four day mid month reversal which caused the Partnership to cut all copper positions. Gold was down as a strengthening U.S. dollar eroded the precious metal’s appeal as an alternative investment.

The interest rate sector posted a profit for the Partnership. Gains were attributed to short positions in 16 of the 18 instruments traded. Top performers were the German 10-year note, U.K. Long Gilt and the U.S. 30-year Treasury bond as all three markets fell for the fourth consecutive month. Signs of growth and indications that the central banks in all three markets will raise rates spurred yields higher and prices lower. Difficult trading mid-quarter was due to short positions in all 18 instruments traded, especially in the German and Japanese 10-year notes. Both the German and Japanese government bonds posted their first monthly gain of 2006 when investors flocked to the relative safety of government bonds as commodities and stock indices struggled. The quarter ended with negative results holding short positions in 15 of 18 instruments traded. The U.S. 10-year Treasury note posted its sixth consecutive monthly decline and the downward trend persisted.

The currency sector posted losses for the Partnership.  The general trend in the market was the weakening U.S. dollar on concerns over inflation and the current account deficit. Profits were posted in long positions in the Euro vs. the U.S. dollar and the British pound vs. the U.S. dollar. A trade that was short the Japanese yen against the U.S. dollar was a major detractor. April saw the Japanese yen strengthen 3.4% vs. the U.S. dollar, the most since October 2004. Currencies posted a limited gain for the Partnership mid-quarter. Long positions in the British Pound and Euro were the hardest hit by quarter’s-end. The British pound dropped -1.14% versus the U.S. dollar on speculation that the U.S. Federal Reserve would continue to raise rates faster than the Bank of England. Although the Euro was down only -0.14% against the U.S. dollar, the Partnership posted losses when the Euro plunged more than -3.00% over the course of seven days. After the sharp drop, the Partnership’s systems cut nearly all exposure causing the Partnership to miss the 1.80 % rally on the final two days of the quarter.

Trading in stock indices were the least profitable for the Partnership. Several markets in Asia recorded gains, such as Taiwan’s Taiex and Hong Kong’s Han Seng Index. However, the negative performance can be attributed to poor trading in the Dow Jones EuroStoxx Index. A gradual increase in long exposure in the Dow Jones EuroStoxx profited as the index’s rallied but gave back the profits and more when the Euro Stoxx reversed direction at the beginning of the quarter. Remarkably, 19 out of 20 stock indices traded suffered losses mid-quarter. Only a short position in the NASDAQ 100 produced a small gain. Across the board, stock indices fell on fears that liquidity will be pulled from the global economy as American, European, Japanese and Emerging Market Central Banks all appeared poised to hike rates further. Only the Hang Seng and NASDAQ 100 were able to post marginally positive returns at quarter’s end, resulting in just two positive markets out of 19 traded. Stock indices world-wide were down only to rally at the end of the quarter when the U.S. Federal Reserve hinted it may soon end its run of rate increases.

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

The metals sector posted the largest losses for the Partnership during the quarter.  Base metals took a step back causing losses in aluminum and copper.  Gold and silver prices showed volatile price behavior which also generated losses.  Slight gains posted mid-quarter due to exposure to precious metals, but weren’t enough to outweigh the losses for the quarter. The metals sector continued its decline as gold sold off due to a strengthening U.S. dollar.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the General Partner of John W. Henry & Co./Millburn L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

JOHN W. HENRY & CO./MILLBURN L.P.
By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
General Partner

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)