Form 10-Q
period 2006-09-30
HENRY JOHN W & CO/MILLBURN L P
filed 2006-11-14
CIK 853456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Princeton Corporate Campus
800 Scudders Mill Road – Section 2H
Plainsboro, New Jersey  08536
(Address of principal executive offices)

(Zip Code)

609-282-6091

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

Yes  ☐  No  ☒

JOHN W. HENRY & CO./MILLBURN L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Investments in Trading LLCs	$21,122,493	$22,731,551
Redemption receivable from Trading LLCs	377,918	282,573

TOTAL ASSETS	$21,500,411	$23,014,124

LIABILITIES AND PARTNERS’ CAPITAL:

LIABILITIES:

Administrative fees and other payables	$11,250	$12,250
Redemptions payable	366,668	270,323

Total liabilities	377,918	282,573

PARTNERS’ CAPITAL:
General Partner:
(166 and 189 Series A Units)	58,901	67,612
(360 and 425 Series B Units)	103,662	123,385
(270 and 296 Series C Units)	60,600	66,981
Limited Partners:
(15,341 and 16,224 Series A Units)	5,443,198	5,803,895
(34,465 and 36,815 Series B Units)	9,923,871	10,688,039
(24,649 and 26,433 Series C Units)	5,532,261	5,981,639

Total partners’ capital	21,122,493	22,731,551

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$21,500,411	$23,014,124

NET ASSET VALUE PER UNIT
Series A (based on 15,507 and 16,413 Units outstanding)	$354.81	$357.74
Series B (based on 34,825 and 37,240 Units outstanding)	$287.94	$290.32
Series C (based on 24,919 and 26,729 Units outstanding)	$224.44	$226.29

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$(789,198)	$(281,922)	$766,930	$(1,569,565)
Change in unrealized	628,849	(1,082,602)	(97,439)	(690,785)

Total trading profits (losses)	(160,349)	(1,364,524)	669,491	(2,260,350)

INVESTMENT INCOME:

Interest	284,829	202,708	808,041	531,657

EXPENSES:

Brokerage commissions	464,865	489,338	1,462,113	1,525,893
Profit Shares	(44,191)	—	11,793	—
Administrative and other fees	47,422	51,141	144,253	155,128

Total expenses	468,096	540,479	1,618,159	1,681,021

NET INVESTMENT LOSS	(183,267)	(337,771)	(810,118)	$(1,149,364)

NET LOSS	$(343,616)	$(1,702,295)	$(140,627)	$(3,409,714)

NET LOSS PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	15,817	17,239	16,072	18,112
Series B	35,420	39,658	36,157	41,005
Series C	25,933	27,729	26,240	28,323
Net loss per weighted average General Partner and Limited Partner Unit by series
Series A	$(5.61)	$(25.35)	$(2.30)	$(48.63)
Series B	$(4.57)	$(20.63)	$(1.74)	$(39.64)
Series C	$(3.59)	$(16.12)	$(1.56)	$(31.90)

Substantially all items of income and expenses are derived from investments in Trading LLCs.

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

 STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September  30, 2006 and 2005

(unaudited)

	Units			General Partner			Limited Partners
	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Total

PARTNERS’ CAPITAL, December 31, 2004	18,763	42,174	29,345	$80,720	$149,823	$82,822	$7,165,985	$13,069,071	$7,086,612	$27,635,033

Net loss	—	—	—	(9,940)	(18,389)	(10,130)	(870,792)	(1,607,040)	(893,423)	(3,409,714)

Redemptions	(1,581)	(3,161)	(2,349)	(6,962)	(14,972)	(9,469)	(557,300)	(887,860)	(490,160)	(1,966,723)

PARTNERS’ CAPITAL, September 30, 2005	17,182	39,013	26,996	$63,818	$116,462	$63,223	$5,737,893	$10,574,171	$5,703,029	$22,258,596

PARTNERS’ CAPITAL, December 31, 2005	16,413	37,240	26,729	$67,612	$123,385	$66,981	$5,803,895	$10,688,039	$5,981,639	$22,731,551

Net loss	—	—	—	(384)	(589)	(427)	(36,528)	(62,278)	(40,421)	(140,627)

Redemptions	(906)	(2,415)	(1,810)	(8,327)	(19,134)	(5,954)	(324,169)	(701,890)	(408,957)	(1,468,431)

PARTNERS’ CAPITAL, September 30, 2006	15,507	34,825	24,919	$58,901	$103,662	$60,600	$5,443,198	$9,923,871	$5,532,261	$21,122,493

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the “Partnership”) as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENTS

As of September 30, 2006, the Partnership had investments in ML JWH Financials and Metals Portfolio LLC (“JWH LLC”) and Millburn Global LLC (“Millburn LLC”) (“Trading LLCs”, collectively) of $10,561,247 and $10,561,246, respectively. At December 31, 2005, the Partnership had investments in JWH LLC and Millburn LLC of $11,365,776 and $11,365,775, respectively.  The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

	September 30, 2006		December 31, 2005
	(unaudited)
	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC

Assets	$11,345,273	$10,636,574	$11,871,748	$11,448,400

Liabilities	$784,026	$75,328	$505,972	$82,625
Members’ Capital	10,561,247	10,561,246	11,365,776	11,365,775

Total	$11,345,273	$10,636,574	$11,871,748	$11,448,400

	JWH LLC
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Trading Profits (Losses) and Interest Income	$591,568	$(2,036,374)	$1,053,801	$(2,577,314)

Expenses	247,866	232,545	$758,330	759,557

Net Income (Loss)	$343,702	$(2,268,919)	$295,471	$(3,336,871)

	Millburn LLC
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Trading Profits (Losses) and Interest Income	$(467,088)	$874,558	$423,731	$848,621

Expenses	186,480	271,184	$758,579	811,214

Net Income (Loss)	$(653,568)	$603,374	$(334,848)	$37,407

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

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Partnership has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	$358.46	$348.10	$331.64	$320.87	$337.99	$363.01	$356.04	$329.68	$337.66
2006	$362.06	$345.38	$366.89	$397.66	$389.16	$360.54	$348.49	$364.76	$354.81

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	$290.90	$282.50	$269.14	$260.40	$274.30	$294.60	$288.94	$267.55	$274.03
2006	$293.78	$280.25	$297.70	$322.67	$315.77	$292.55	$282.81	$296.02	$287.94

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	$226.75	$220.20	$209.79	$202.98	$213.81	$229.63	$225.22	$208.55	$213.60
2006	$229.00	$218.45	$232.05	$251.52	$246.14	$228.04	$220.44	$230.74	$224.44

Performance Summary

All of the Partnership’s assets are invested in Trading LLCs.  The Partnership receives trading profits (losses) as an investor in the Trading LLCs . The following commentary describes the trading results of Trading LLCs.

January 1, 2006 to September 30, 2006

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

The interest rate sector posted a profit for the Partnership. Gains were attributed to short positions in 16 of the 18 instruments traded. Top performers were the German ten-year note, U.K. Long Gilt and the U.S. 30-year Treasury bond as all three markets fell for the fourth consecutive month. Signs of growth and indications that the central banks in all three markets will raise rates spurred yields higher and prices lower. Difficult trading mid-quarter was due to short positions in all 18 instruments traded, especially in the German and Japanese ten-year notes. Both the German and Japanese government bonds posted their first monthly gain of 2006 when investors flocked to the relative safety of government bonds as commodities and stock indices struggled. The quarter ended with negative results holding short positions in 15 of 18 instruments traded. The U.S. ten-year Treasury note posted its sixth consecutive monthly decline and the downward trend persisted.

The currency sector posted losses for the Partnership.  The general trend in the market was the weakening U.S. dollar on concerns over inflation and the current account deficit. Profits were posted in long positions in the Euro vs. the U.S. dollar and the British pound vs. the U.S. dollar. A trade that was short the Japanese yen against the U.S. dollar was a major detractor. April saw the Japanese yen strengthen 3.4% vs. the U.S. dollar, the most since October 2004. Currencies posted a limited gain for the Partnership mid-quarter. Long positions in the British pound and Euro were the hardest hit by quarter’s-end. The British pound dropped -1.14% versus the U.S. dollar on speculation that the U.S. Federal Reserve would continue to raise rates faster than the Bank of England. Although the Euro was down only -0.14% against the U.S. dollar, the Partnership posted losses when the Euro plunged more than -3.00% over the course of seven days. After the sharp drop, the Partnership’s systems cut nearly all exposure causing the Partnership to miss the 1.80% rally on the final two days of the quarter.

Trading in stock indices were the least profitable for the Partnership. Several markets in Asia recorded gains, such as Taiwan’s Taiex and Hong Kong’s Han Seng Index. However, the negative performance can be attributed to poor trading in the Dow Jones EuroStoxx Index. A gradual increase in long exposure in the Dow Jones EuroStoxx profited as the index rallied but gave back the profits and more when the Euro Stoxx reversed direction at the beginning of the quarter. Remarkably, 19 out of 20 stock indices traded suffered losses mid-quarter. Only a short position in the NASDAQ 100 produced a small gain. Across the board, stock indices fell on fears that liquidity will be pulled from the global economy as American, European, Japanese and Emerging Market Central Banks all appeared poised to hike rates further. Only the Hang Seng and NASDAQ 100 were able to post marginally positive returns at quarter’s end, resulting in just two positive markets out of 19 traded. Stock indices world-wide were down only to rally at the end of the quarter when the U.S. Federal Reserve hinted it may soon end its run of rate increases.

July 1, 2006 to September 30, 2006

The Partnership’s overall trading was not profitable for the quarter. The Partnership posted gains in the stock indices and interest rate sectors with metals and currency sectors posting losses.

The stock indices posted gains for the Partnership.  The quarter began with the NASDAQ down on concerns over fighting in the Middle East, the options back dating scandal and some earning disappointments. Gains were also posted in the Nikkei 225 and the Hang Sang markets. Mid-quarter losses in the sector were primarily caused by a short position in the NASDAQ 100. This sector suffered as U.S. stocks rallied to a four month high after the government said employers added more jobs and wage increases slowed in July, easing concern that higher interest rates would lead to an economic slump.  The quarter ended as long positions in every market traded generated solid returns. The best performers were the Dow Jones Euro Stoxx, Spain’s IBEX 35 and the NASDAQ 100. Globally, stock indices were aided by decreasing energy prices as crude oil fell over 10% and there were signs of slowing inflation.

The interest rate sector also posted gains for the Partnership. The quarter began as the broad bond markets reversed their six month downward trend in anticipation of a pause in rate hikes from the U.S. Federal Reserve.  Global bond markets continued their strengthening trend mid quarter as investors in the Japan, Europe and the U.S. rates pushed bond prices higher on optimism that the world-wide campaign of central banks to raise interest rates would contain inflation. The quarter ended as the U.S. interest rates recorded gains from the long side as U.S. Treasuries advanced as evidence accumulated that the U.S. economy would slow.

The metals sector posted losses for the Partnership. Base metals such as nickel, zinc and copper were the best performers in the sector, as nickel gained 21.47% at the beginning of the quarter. Nickel trended higher on supply concerns after global inventories tumbled to the lowest in 15 years and a strike halted output at a mine in eastern Canada. Long positions in nickel and silver posted gains mid quarter. Nickel prices, which have more than doubled in 2006 as inventory stockpiles, continued to hover near all time lows. Losses were posted in long copper positions as investor concerns over the slowing U.S. housing market. Aluminum declined as stockpiles of the metal gained the most in more than nine months after the International Aluminum Institute said production rose in the first seven months of 2006. The quarter ended with losses posted in aluminum and silver. Aluminum rose to an eight week high after a decline in inventories spurred speculation that demand for the metal used in cans and cars would outpace production this year. Shortly after touching the eight week high, the metal plummeted over 9% in the following six trading days.

The currency sector was the least profitable for the Partnership due to market volatility. The largest loss came from a long position in the Euro versus U.S. dollar as investors sought a haven from escalating violence in the Middle East.  The quarter ended as losses were posted primarily due to long positions in the British pound and Euro. The British pound was down versus the U.S. dollar as fading expectations for the Bank of England rate increases enhanced the appeal of U.S. Treasuries compared with the British Gilts, helping push the British pound lower. The U.S. dollar posted gains against the Euro as reports showed the U.S. Federal Reserve’s preferred inflation measure rose last month and consumer confidence.

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

The metals sector posted a loss for the quarter.  Gold prices fell from recent highs as the U.S. dollar strengthened.  Copper prices were driven higher on stronger global economic data, which generated positive performance for the portfolio, but these gains did not outweigh losses in exposure to precious metals, particularly gold and silver.  Toward the end of the quarter, the sector posted a gain as gold and copper trended higher.  Gold rallied on increased fear of inflationary pressures due to higher energy costs.  Exposure to base metals, particularly aluminum and nickel, muted some of these gains.

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

JOHN W. HENRY & CO./MILLBURN L.P.
By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
General Partner

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)