Form 10-K
period 2006-12-31
HENRY JOHN W & CO/MILLBURN L P
filed 2007-03-30
CIK 853456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-18215

JOHN W. HENRY & CO./MILLBURN L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1287586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey  08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

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

Yes  ☒       No☐

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

Large accelerated filer☐   Accelerated filer☐     Non-accelerated filer☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2007, limited partnership units with an aggregate net asset value of $20,037,442 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

JOHN W. HENRY & CO./MILLBURN L.P.

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

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

As of December 31, 2006, the aggregate capitalization of the Partnership was $20,078,409 and the total capitalization of the Series A, Series B and Series C Units was $5,430,582, $9,327,834 and $5,319,993, respectively, and the Net Asset Value per Series A, Series B and Series C Units, originally $100 as of January 5, 1990, January 28, 1991 and January 2, 1992, respectively, had risen to $351.11  (excluding a $20 per Series A Unit distribution paid as of November 30, 1990), $284.89  and $222.10, respectively.

The highest month-end Net Asset Value per Series A Unit through December 31, 2006 was $422.69  (excluding the distributions paid in 1990) (February 29, 2004) and the lowest $100.31 (May 31, 1990); the highest month-end Net Asset Value per Series B Unit through December 31, 2006 was $343.47  (February 29, 2004) and the lowest $91.20 (May 31, 1992); the highest month-end Net Asset Value per Series C Unit through December 31, 2006 was $267.65  (February 29, 2004) and the lowest $75.87 (May 31, 1992).

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

During 2006, 2005 and 2004, all of the Partnership’s assets were invested in the two Trading LLCs mentioned above.

The Partnership’s average month-end Net Assets during 2006, 2005 and 2004 equaled $22,032,107, $23,675,182, and $27,020,332, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

A flat-rate monthly commission of 0.708 of 1% of the Partnership’s month-end trading assets (an 8.50% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Such commissions cover Sunrise’s monthly consulting fee as well as all floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading.

MLAI estimates that the round-turn equivalent rates charged to Millburn during the years ended 2006, 2005 and 2004 were approximately $523, $230, and $306, respectively. MLAI estimates that the round-turn equivalent rates charged to JWH during the years ended 2006, 2005 and 2004 were approximately $234, $203, and $221, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets.

MLAI	Administrative Fees

A flat rate monthly charge equal to 0.021 of 1% (0.25% annually) of the Partnership’s month-end trading assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). MLAI pays all of the Partnership’s routine administrative costs. The Partnership also pays the actual cost of the State of New Jersey annual filing fee. This filing fee is assessed on a per partner basis with a maximum charge of $250,000 per year.

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

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  The Partnership’s assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 2:          Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:          Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

Item 4:          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                  Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Limited Partners may redeem Units as of the end of each month at their Net Asset Value.

(b)                                 Holders:

As of December 31, 2006, there were 150, 433 and 218 holders of the Series A, B and C Units, respectively, including MLAI.

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

(e)                                  Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

		For the Years Ended December 31,

Income Statement Data	2006	2005	2004	2003	2002

Revenues:

Trading Profit (Loss)
Realized	$586,600	$496,604	$1,696,804	$7,494,259	$10,429,479
Change in Unrealized	227,608	(1,111,030)	(281,869)	(624,127)	1,084,889
Total Trading profit (loss)	814,208	(614,426)	1,414,935	$6,870,132	11,514,368
Investment Income:
Interest	1,066,585	738,940	367,819	339,103	452,175

Expenses:
Brokerage Commissions	1,905,622	2,019,957	2,309,432	2,823,906	2,442,927
Administrative and Filing fees	191,046	—	537,182	710,980	1,149,373
Profit Shares	148,563	206,410	131,611	101,873	71,850
Total Expenses	2,245,231	2,226,367	2,978,225	3,636,759	3,664,150

Net Investments Loss	(1,178,646)	(1,487,427)	(2,610,406)	(3,297,656)	(3,211,975)
Net Income (Loss)	$(364,438)	$(2,101,853)	$(1,195,471)	$3,572,476	$8,302,393

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Partnership Net Asset Value	$20,078,409	$22,731,551	$27,635,033	$31,976,838	$30,928,775
Net Asset Value per Series A Unit	$351.11	$357.74	$386.22	$400.38	$358.55
Net Asset Value per Series B Unit	$284.89	$290.32	$313.44	$325.34	$291.34
Net Asset Value per Series C Unit	$222.10	$226.29	$244.32	$253.53	$227.02

All income is from investing in the Trading LLCs.

The following selected month-end net asset value per unit has been derived from financial and accounting data of the Partnership.

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$269.22	$255.81	$242.23	$237.12	$258.85	$317.98	$345.63	$355.58	$378.00	$350.39	$333.11	$358.55
2003	$383.74	$393.54	$371.52	$376.91	$415.46	$402.31	$397.73	$406.17	$398.56	$388.98	$379.17	$400.38
2004	$405.87	$422.69	$405.35	$363.10	$342.77	$328.18	$298.88	$303.02	$300.68	$329.80	$379.21	$386.22
2005	$358.46	$348.10	$331.64	$320.87	$337.99	$363.01	$356.04	$329.68	$337.66	$340.34	$366.89	$357.74
2006	$362.06	$345.38	$366.89	$397.66	$389.16	$360.54	$348.49	$364.77	$354.81	$344.85	$357.26	$351.11

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$218.75	$207.86	$196.82	$192.67	$210.33	$258.37	$280.70	$288.92	$307.14	$284.70	$270.66	$291.34
2003	$311.82	$319.78	$301.90	$306.27	$337.59	$326.91	$323.18	$330.04	$323.86	$316.08	$308.10	$325.34
2004	$329.80	$343.47	$329.38	$294.84	$278.12	$266.28	$242.50	$245.86	$243.96	$267.60	$307.75	$313.44
2005	$290.90	$282.50	$269.14	$260.40	$274.30	$294.60	$288.94	$267.55	$274.03	$276.20	$297.75	$290.32
2006	$293.78	$280.25	$297.70	$322.67	$315.77	$292.55	$282.81	$296.02	$287.94	$279.85	$289.88	$284.89

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$170.48	$161.99	$153.39	$150.15	$163.92	$201.36	$218.76	$225.14	$239.33	$221.85	$210.91	$227.02
2003	$242.97	$249.18	$235.24	$238.65	$263.07	$245.75	$251.85	$257.19	$252.38	$246.31	$240.10	$253.53
2004	$257.00	$267.65	$256.68	$229.80	$216.82	$207.59	$189.06	$191.68	$190.19	$208.62	$239.88	$244.32
2005	$226.75	$220.20	$209.79	$202.98	$213.81	$229.63	$225.22	$208.55	$213.60	$215.29	$232.08	$226.29
2006	$229.00	$218.45	$232.05	$251.52	$246.14	$228.04	$220.44	$230.74	$224.44	$218.14	$225.99	$222.10

Pursuant to CFTC policy, monthly performance is presented from January 1, 2002 even though all Series were outstanding prior to such date.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES A UNITS)

December 31, 2006

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading:  January 5, 1990

Aggregate Subscriptions:    $18,182,000

Current Capitalization:   $5,430,582

Worst Monthly Drawdown(2):(10.42)% (04/04)

Worst Peak-to-Valley Drawdown(3):(29.29)% (3/04-7/04)

Net Asset Value per Series A Unit, December 31, 2006:   $351.11

Monthly Rates of Return(4)

Month	2006	2005	2004	2003	2002
January	1.21%	(7.19)%	1.37%	7.03%	0.52%
February	(4.61)	(2.89)	4.14	2.55	(4.98)
March	6.23	(4.73)	(4.10)	(5.59)	(5.31)
April	8.39	(3.25)	(10.42)	1.45	(2.11)
May	(2.14)	5.34	(5.60)	10.23	9.17
June	(7.35)	7.40	(4.26)	(3.16)	22.84
July	(3.34)	(1.92)	(8.93)	(1.14)	8.70
August	4.67	(7.40)	1.39	2.12	2.88
September	(2.73)	2.42	(0.77)	(1.87)	6.31
October	(2.81)	0.79	9.69	(2.40)	(7.30)
November	3.60	7.80	14.98	(2.52)	(4.93)
December	(1.72)	(2.50)	1.85	5.59	7.64
Compound Annual Rate of Return	(1.85)%	(7.38)%	(3.53)%	11.67%	33.90%

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

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2002 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2002 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4)  Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES B UNITS)

December 31, 2006

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading:  January 28, 1991

Aggregate Subscriptions:    $50,636,060

Current Capitalization:   $9,327,834

Worst Monthly Drawdown(2): (10.49)% (04/04)

Worst Peak-to-Valley Drawdown(3): (29.29)% (3/04-7/04)

Net Asset Value per Series B Unit, December 31, 2006:   $284.89

Monthly Rates of Return(4)

Month	2006	2005	2004	2003	2002
January	1.19%	(7.19)%	1.37%	7.03%	0.52%
February	(4.61)	(2.89)	4.14	2.55	(4.98)
March	6.23	(4.73)	(4.10)	(5.59)	(5.31)
April	8.39	(3.25)	(10.49)	1.45	(2.11)
May	(2.14)	5.34	(5.67)	10.22	9.17
June	(7.35)	7.40	(4.26)	(3.16)	22.84
July	(3.33)	(1.92)	(8.93)	(1.14)	8.64
August	4.67	(7.40)	1.39	2.12	2.92
September	(2.73)	2.42	(0.77)	(1.87)	6.30
October	(2.81)	0.79	9.69	(2.40)	(7.30)
November	3.58	7.80	15.00	(2.52)	(4.93)
December	(1.72)	(2.50)	1.85	5.59	7.64
Compound Annual Rate of Return	(1.87)%	(7.38)%	(3.66)%	11.67%	33.88%

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

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2002 by the Series; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2002 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4)  Monthly Rate of Return is the net performance of the Series during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series as of the beginning of such month.

JOHN W. HENRY & CO./MILLBURN L.P.

(SERIES C UNITS)

December 31, 2006

Type of Pool: Selected-Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading:  January 2, 1992

Aggregate Subscriptions:    $40,000,000

Current Capitalization:   $5,319,993

Worst Monthly Drawdown(2): (10.47)% (04/04)

Worst Peak-to-Valley Drawdown(3): (29.36)% (3/04-7/04)

Net Asset Value per Series C Unit, December 31, 2006:   $222.10

Monthly Rates of Return(4)

Month	2006	2005	2004	2003	2002
January	1.20%	(7.19)%	1.37%	7.03%	0.52%
February	(4.61)	(2.89)	4.14	2.55	(4.98)
March	6.23	(4.73)	(4.10)	(5.59)	(5.31)
April	8.39	(3.25)	(10.47)	1.45	(2.11)
May	(2.14)	5.34	(5.65)	10.24	9.17
June	(7.35)	7.40	(4.26)	(3.16)	22.84
July	(3.33)	(1.92)	(8.93)	(1.14)	8.64
August	4.67	(7.40)	1.39	2.12	2.92
September	(2.73)	2.42	(0.77)	(1.87)	6.30
October	(2.81)	0.79	9.69	(2.40)	(7.30)
November	3.60	7.80	14.99	(2.52)	(4.93)
December	(1.72)	(2.50)	1.85	5.59	7.64
Compound Annual Rate of Return	(1.85)%	(7.38)%	(3.63)%	11.68%	33.86%

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

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2002 by the Series; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2002 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

2006

The Partnership’s overall trading was profitable for the year. The Partnership experienced gains in the metals and stock indices sectors with losses being posted in interest rates and currency sectors.

The metals sector was the most profitable for the Partnership. Gains were posted beginning of the year as the

Partnership was well positioned to capture the sector’s sustained upward trend. Precious metals, gold and silver bolstered the Partnership’s returns as investors sought the safety of these markets when tensions in Iran increased over its nuclear program. Long positions in the base metals copper, zinc and aluminum added to profitability. Returns were buoyed mid-year by the gold, copper and aluminum markets that were driven by global construction, as demand, particularly in China as well as certain mining and supply disruptions. Gold moved higher as investors flocked to its safety in light of increased U.S. inflation and conflict in Iran over its nuclear capabilities.  Nickel trended higher on supply concerns after global inventories tumbled to the lowest in 15 years and a strike halted output at a mine in eastern Canada. However, nickel futures posted gains up to 6.72% towards the end of year on speculation that supply will remain tight after two mining projects were delayed. Additionally, stockpiles of nickel plunged 81% in 2006 to less than two days of global usage. Short positions in copper and long positions in aluminum mitigated a portion of the losses as the year ended.  Copper declined -10.01% and almost 41% for the year as inventories of the metal used in wires and pipes grew indicating weakening demand.

Stock indices posted the second highest profits for the Partnership.  The markets were very choppy and exposures changed continuously. The year began as the Partnership held long positions in all 15 traded markets which benefited from the strong worldwide equity markets. The Nikkei 225 (up 3.3%) was the most profitable stock index trade as it rose to a 5 ½ year high after sustaining high intra-month volatility. Successful trading in the major U.S. indices contributed positively as well as the S&P 500 and Dow Jones Industrial Average at five year highs and the Russell 2000 at all-time highs. Several markets in Asia such as Taiwan’s Taiex and Hong Kong’s Han Seng Index recorded gains mid-year only to be offset with negative performance attributed to poor trading in the Dow Jones EuroStoxx Index as stock indices fell on fears that liquidity will be pulled from the global economy as American, European, Japanese and Emerging Market Central Banks all appeared poised to hike rates further. The NASDAQ was down on concerns over fighting in the Middle East, the growing options back dating scandal and some earning disappointments. U.S. stocks rallied to a four month high after the government said employers added more jobs and wage increases slowed, easing concern that higher interest rates would lead to an economic slump. Globally, stock indices were aided by decreasing energy prices as crude oil fell over-10% and signs of slowing inflation.  The Hang Seng hit an all-time high after the U.S. Federal Reserve left interest rates unchanged towards the end of the year.  Strong corporate earnings helped push the stock indices sector higher resulting in the Dow Jones Industrial Average closing at an all time high. The best performers as the year ended were Hong Kong’s Hang Seng Index, the OMX Stock Index and Frances’s CAC40 with equities  aided by a decrease in energy prices as well as continued strong economic data.

The interest rate sector posted losses for the Partnership. The beginning of the year was difficult due to losses made in long positions in U.S. ten-year notes in the Japanese, German and U.S. markets. Short positions in the U.S. Treasury two-year and ten-year notes contributed with modest profits as traders stepped up bets that the U.S. Federal Reserve will raise interest rates at least two more times by June. The majority of the gains were made through short positions in the U.S. and German Bonds across the yield curve. Yields on the U.S. Treasury ten year note rose to the highest level since May 2004 after the U.S. Federal Reserve lifted its target rate for the 15th consecutive time and hinted there may be more. The top performers were the German ten-year note, U.K. long gilt and the U.S. 30-year Treasury Bond as all three markets fell for the fourth consecutive month. Signs of growth and indications that the central banks in all three markets will raise rates spurred yields higher and prices lower. Difficult trading due to short positions in all 18 instruments traded, especially in the German and Japanese ten-year notes. Broad bond markets reversed their six month downward trend in anticipation of a pause in rate hikes from the U.S. Federal Reserve Board.  Global bond markets continued their strengthening trend as investors in the Japan, Europe and the U.S. rates pushed bond prices higher on optimism that the world-wide campaign of central banks to raise interest rates would contain inflation. European and Japanese government bonds fell on speculation the European Central Bank would keep raising interest rates in 2007 to combat inflation. The year ended as U.S. Treasuries advanced on concern of a standstill between the White House and Congress as Democrats gained control of both the Senate and House of Representatives.

The currency sector also posted losses for the Partnership. Short positions in the Japanese yen was the worst performance position beginning of the year after the Bank of Japan, Governor Toshihiko Fukui stated that a seven-year bout of deflation has almost ended and the central bank will gradually raise interest rates from zero percent, resulting in the Japanese yen rising over 2.50%. Traders drove the Canadian dollar lower on concerns that Canada’s interest rate disadvantage with U.S. will widen. In Mexico, the Bank of Mexico cut rates, further weakening the currency versus the U.S. dollar. The general trend in the market was the weakening U.S. dollar on concerns over inflation and the current account deficit. Profits were posted in long positions in the Euro versus the U.S. dollar and the British pound versus. the

U.S. dollar. April saw the Japanese yen strengthen 3.4% versus the U.S. dollar, the most since October 2004 and currencies posted a limited gain for the Partnership. Long positions in the British pound and euro were the hardest hit due to the fact the British pound dropped -1.14% versus the U.S. dollar on speculation that the U.S. Federal Reserve would continue to raise rates faster than the Bank of England. The British pound was down versus the U.S. dollar mid-year as fading expectations for the Bank of England rate increases enhanced the appeal of U.S. treasuries compared with the British gilts, helping push the British pound lower.  The U.S. dollar reached its highest exchange rate against the Japanese yen towards the end of the year however, lost money overall as the U.S. dollar weakened and plunging against most major currencies.  The sell off was attributed to the San Francisco Federal Reserve indicating that there may be a shift away from U.S. assets into the assets of Europe and Japan where interest rates are projected to rise faster. China also announced it would diversify its foreign exchange reserves away from the U.S. dollar. The year ended as the Japanese yen fell against the U.S. dollar, Euro, the New Zealand dollar and the Australian dollar.

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

Specific trading results are not included for 2006 because the Partnership traded exclusively through investing in Trading LLCs.

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

Variables Affecting Performance

The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income from the investments in the trading LLC’s.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year 2006.  During the fiscal year 2006, the Partnership’s average capitalization was approximately $22,032,107.  As of December 31, 2005, the average capitalization was approximately $23,675,183.

The Partnership does not trade commodities or energy futures.

Fiscal Year 2006

Market Sector	AverageValue at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$2,423,515	11.00%	$3,441,752	$1,794,844
Currencies	341,165	1.55%	957,448	40,320
Stock Indices	298,573	1.36%	548,558	70,594
Metals	60,374	0.27%	157,669	19,469
TOTAL	$3,123,627	14.18%	$5,105,427	$1,925,227

Fiscal Year 2005

Market Sector	AverageValue at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$2,366,567	10.00%	$3,130,761	$1,696,426
Currencies	545,071	2.30%	981,619	117,105
Stock Indices	461,653	1.95%	696,031	191,445
Metals	117,727	0.50%	237,480	39,876
TOTAL	$3,491,018	14.75%	$5,045,891	$2,044,852

Average, highest and lowest value at Risk amounts relate to month end amounts for each month during the year.  Average Capitalization is the average or the Partnership’s capitalization at the end of each month of 2006 and 2005.

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

The Partnership also has non-trading market risk on the approximately 90%—95% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.  This cash flow risk is immaterial.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

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

Currencies.

The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar.  However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen and U.S. dollar /Euro positions.  The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.  The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Partnership’s primary equity exposure is to equity index price movements.  The stock index futures traded by the Partnership are by law limited to futures on broadly based indices.  As of December 31, 2006, the Partnership’s primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLAI anticipates little, if any, trading in non-G-7 stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of JWH and Millburn, calculating the Net Asset Value of the Partnership accounts managed by the two Advisors as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge either or both of JWH and Millburn to reallocate positions managed by the two Advisors, in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that JWH and Millburn has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring JWH and Millburn with the market risk controls being applied by  JWH and Millburn itself.

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

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data

John W. Henry & Co. / Millburn L.P.

Net Income by Quarter (unaudited)

Eight Quarters through December 31, 2006

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006	2005	2005	2005	2005
Total Income	$403,261	$124,480	$76,602	$1,276,450	$1,853,207	$(1,161,816)	$2,740,646	$(3,307,523)
Total Expenses	627,072	468,096	444,495	705,568	545,346	540,479	561,126	579,416
Net Income (loss)	$(223,811)	$(343,616)	$(367,893)	$570,882	$1,307,861	$(1,702,295)	$2,179,520	$(3,886,939)

Net Income (loss) per Weighted Average Units outstanding

Series A	$(3.71)	$(5.61)	$(6.02)	$9.11	$20.41	$(25.35)	$31.24	$(54.65)
Series B	(3.13)	(4.57)	(4.76)	7.30	16.19	(20.63)	25.37	(44.36)
Series C	(2.40)	(3.59)	(3.81)	5.72	12.74	(16.12)	19.66	(34.58)

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

Item 9B: Other Information

Not applicable

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

10(a) & 10(b)         Identification of Directors and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI.  Trading decisions are made by the Advisors on behalf of the Partnership.

The managers and executive officers of MLAI and their business backgrounds are as follows.

Benjamin C. Weston	Chief Executive Officer and President

Robert D. Ollwerther	Chief Operating Officer and Manager

Barbra E. Kocsis	Chief Financial Officer

Robert M. Alderman	Vice President and Manager

Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies

Robert D. Ollwerther was born in 1956. He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director.

Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Robert M. Alderman was born in 1960. He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959. He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Partnership, and MLAI’s general partnership interest was valued at $209,484

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P., ML JWH Strategic Allocation L.P., ML APM Global FuturesAccess LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable.  (Neither the Partnership nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has a nominating committee. There is no listed Shares of the Partnership or MLAI.)

Item 11: Executive Compensation

The officers of MLAI are remunerated by Merrill Lynch in their respective positions.  The Partnership does not itself have any officers, directors or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates also may receive certain economic benefits from holding the Partnership’s U.S. dollar assets in offset accounts, as described in Item 1(c) above.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as directors of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed   by MLAI, its general partner).

(b)           Security Ownership of Management:

As of December 31, 2006, the Advisors owned 1,015 Series A Units, 1,000 Series B Units and 1,500 Series C Units and MLAI owned 159 Series A Units, 346 Series B Units and 248 Series C Units (unit-equivalent general partnership interests) which was less than 3.50% of Series A and B, except for Series C which is 4.10%, of the total Units outstanding.

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

In 2006, the Partnership expensed through its investment in the Trading LLCs:  (i) Brokerage Commissions of $1,905,622 to MLPF&S, which included $582,449  in consulting fees earned by the Advisors; and (ii) Administrative Fees of $56,047 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2006 were $46,857.

Aggregate fees billed for these services for the year ended December 31, 2005 were $40,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2006 or 2005 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2006 were $190,000.

Aggregate fees billed for these services for the year ended December 31, 2005 were $190,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP nor Deloitte Tax LLP or any of their related entities during the years ended December 31, 2006 or 2005 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

Page

1. Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:	2

Statements of Financial Condition as of December 31, 2006 and 2005

Statements of Operations for the years ended December 31, 2006, 2005 and 2004	3

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	4

Financial Data Highlights for the year ended December 31, 2006	5

Notes to Financial Statements	6-9

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

10.03	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(a)	Form of Advisory and Consulting Agreement Amendment among MLIM, each Advisor, the Partnership and MLPF&S.

Exhibit 10.07(a):	Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(b)	Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

Exhibit 10.07(b)	is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.01(a)	2006 Annual Report and Independent Auditors’ Report for the following Trading Limited Liability Companies sponsored by MLAI:
ML Millburn Global L.L.C.
ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a):	Is filed herewith.

28.01	Prospectus of the Partnership dated September 29, 1989.

Exhibit 28.01:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on October 10, 1989.

28.02	Prospectus of the Partnership dated December 14, 1990.

Exhibit 28.02:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on December 20, 1990.

28.03	Prospectus of the Partnership dated September 13, 1991.

Exhibit 28.03:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement on September 23, 1991.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN W. HENRY & CO./MILLBURN L.P.

By: MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Benjamin C. Weston	Chief Executive Officer and President	March 30, 2007
Bejamin Weston

/s/ Robert D. Ollwerther	Chief Operating Officer and Manager	March 30, 2007
Robert D. Ollwerther

/s/Barbra E. Kocsis	Chief Financial Officer	March 30, 2007
Barbra E. Kocsis

/s/Robert M. Alderman	Vice President and Manager	March 30, 2007
Robert M. Alderman

/s/Andrew B. Weisman	Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

JOHN W. HENRY & CO./MILLBURN L.P.

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.01(a)	2006 Annual Report and Independent Auditors’ Report
ML Millburn Global, LLC
ML JWH Financials & Metals Portfolio, LLC