Form 10-Q
period 2007-03-31
HENRY JOHN W & CO/MILLBURN L P
filed 2007-05-15
CIK 853456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

JOHN W. HENRY & CO./MILLBURN L.P.

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS:

Investments in Trading LLCs	$16,831,019	$20,078,409
Redemption receivable from Trading LLCs	387,212	384,920

TOTAL ASSETS	$17,218,231	$20,463,329

LIABILITIES AND PARTNERS’ CAPITAL:

LIABILITIES:

Filing fees payable	$11,488	$11,250
Redemptions payable	375,724	373,670

Total liabilities	387,212	384,920

PARTNERS’ CAPITAL:
General Partner:
(152 and 159 Series A Units Outstanding)	$48,391	$55,828
(303 and 346 Series B Units Outstanding)	78,270	98,575
(238 and 248 Series C Units Outstanding)	47,928	55,081
Limited Partners:
(14,738 and 15,308 Series A Units Outstanding)	4,691,785	5,374,754
(29,180 and 32,396 Series B Units Outstanding)	7,537,368	9,229,259
(21,985 and 23,705 Series C Units Outstanding)	4,427,277	5,264,912

Total partners’ capital	16,831,019	20,078,409

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$17,218,231	$20,463,329

NET ASSET VALUE PER UNIT:
Series A (Based on 14,890 and 15,467 Units outstanding)	$318.35	$351.11
Series B (Based on 29,483 and 32,742 Units outstanding)	$258.31	$284.89
Series C (Based on 22,223 and 23,953 Units outstanding)	$201.38	$222.10

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
TRADING PROFIT (LOSS):

Realized	$(1,340,066)	$(236,077)
Change in unrealized	(212,922)	1,258,237

Total trading profit (loss)	(1,552,988)	1,022,160

INVESTMENT INCOME:
Interest	235,045	254,290

EXPENSES:

Brokerage commissions	402,086	487,486
Profit Shares	40,568	169,994
Administrative fees	46,290	48,088

Total expenses	488,944	705,568

NET INVESTMENT LOSS	(253,899)	(451,278)

NET INCOME (LOSS)	$(1,806,887)	$570,882

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	15,135	16,313
Series B	31,702	37,047
Series C	23,643	26,582

Net income (loss) per weighted average General Partner and Limited Partner Unit by series
Series A	$(32.28)	$9.11
Series B	$(26.25)	$7.30
Series C	$(20.56)	$5.72

Substantially all items of income and expenses are derived from the investments in Trading LLCs.

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(a Delaware limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2007 and 2006

(unaudited)

	Units			General Partner			Limited Partners
	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Total

PARTNERS’ CAPITAL, December 31, 2005	16,413	37,240	26,729	$67,612	$123,385	$66,981	$5,803,895	$10,688,039	$5,981,639	$22,731,551

Net income	—	—	—	1,621	2,953	1,628	146,914	267,443	150,323	570,882

Redemptions	(225)	(930)	(391)	(8,327)	(14,102)	(5,954)	(72,544)	(258,343)	(82,751)	(442,021)

PARTNERS’ CAPITAL, March 31, 2006	16,188	36,310	26,338	$60,906	$112,236	$62,655	$5,878,265	$10,697,139	$6,049,211	$22,860,412

PARTNERS’ CAPITAL, December 31, 2006	15,467	32,742	23,953	$55,828	$98,575	$55,081	$5,374,754	$9,229,259	$5,264,912	$20,078,409

Net loss	—	—	—	(5,114)	(8,978)	(5,054)	(483,454)	(823,356)	(480,931)	(1,806,887)

Redemptions	(577)	(3,259)	(1,730)	(2,323)	(11,327)	(2,099)	(199,515)	(868,535)	(356,704)	(1,440,503)

PARTNERS’ CAPITAL, March 31, 2007	14,890	29,483	22,223	$48,391	$78,270	$47,928	$4,691,785	$7,537,368	$4,427,277	$16,831,019

See notes to financial statements.

JOHN W. HENRY & CO./MILLBURN L.P.

(A Delaware limited partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of John W. Henry & Co./Millburn L.P. (the “Partnership”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006.  The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

2.               INVESTMENTS

As of March 31, 2007, the Partnership had investments in ML John W. Henry Financials and Metals Portfolio LLC (“JWH LLC”) and Millburn Global LLC (“Millburn LLC”) (“Trading LLCs”, collectively) of $8,415,510 and $8,415,509 respectively. As of December 31, 2006, the Partnership had investments in JWH LLC and Millburn LLC of $10,039,205 and $10,039,204, respectively.  The majority of revenue and expenses of the Partnership have been derived from its investments in the Trading LLCs.

Condensed statements of financial condition and statements of operations for JWH LLC and Millburn LLC are set forth as follows:

	March 31, 2007		December 31, 2006
	(unaudited)
	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC

Assets	$8,471,027	$9,777,850	$10,128,414	$11,623,182

Liabilities	$55,517	$1,362,341	$89,209	$1,583,978
Members’ Capital	8,415,510	8,415,509	10,039,205	10,039,204

Total	$8,471,027	$9,777,850	$10,128,414	$11,623,182

	JWH	Millburn	JWH	Millburn
	LLC	LLC	LLC	LLC
	For the three months ended March 31, 2007	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the three months ended March 31, 2006

Revenue (loss)	$(1,756,600)	$438,657	$96,599	$1,179,850

Expenses	(196,700)	(257,780)	(236,790)	(435,028)

Net income (loss)	$(1,953,300)	$180,877	$(140,191)	$744,822

3.               MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

Merrill Lynch Alternative Investments LLC (“MLAI”), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the advisors selected from time to time for the Partnership, calculating the Net Asset Value of the advisors’ respective Trading LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge advisors to reallocate positions or itself reallocate Partnership assets among advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration.  However, such interventions are unusual.  Except in cases in which it appears that an advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the advisors.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition of the Trading LLCs. The Trading LLCs attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Trading LLCs, in their normal course of business, enter into various contracts, with MLPF&S acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the respective Statements of Financial Condition of the Trading LLCs.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on its financial statements.

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES A UNIT

	Jan.	Feb.	Mar.
2006	$362.06	$345.38	$366.89
2007	$356.51	$331.87	$318.35

MONTH-END NET ASSET VALUE PER SERIES B UNIT

	Jan.	Feb.	Mar.
2006	$293.78	$280.25	$297.70
2007	$289.28	$269.28	$258.31

MONTH-END NET ASSET VALUE PER SERIES C UNIT

	Jan.	Feb.	Mar.
2006	$229.00	$218.45	$232.05
2007	$225.52	$209.93	$201.38

Performance Summary

All of the Partnership’s assets are invested in the Trading LLCs.  The Partnership receives trading profits and losses as an investor in the Trading LLCs. The following commentary describes the trading results of the Trading LLCs.

January 1, 2007 to March 31, 2007

The Partnership posted an overall loss for the first quarter.

The metals sector posted losses for the Partnership. Precious metal prices reacted to fluctuations in the U.S. dollar at the beginning of the quarter as reversal in the U.S. dollar’s weakening trend reduced the appeal of gold as an alternative investment. Gold weakened, falling 3.1%  after the U.S. dollar rose to a six-week high as the United States announced higher-than-expected employment figures in December 2006 only to rise 3.9% as the U.S. dollar once again weakened and speculation increased that the precious metal’s decline was excessive. The London Metal Exchange Copper limited the sector’s losses as copper prices fell 10% and 35% since reaching a record high of 8,724 per metric ton since May 2006. Copper prices declined amid expectations that a housing slowdown in the United States, the world’s second-largest user of the metal, would continue to reduce demand this year. Base metals suffered strong reversals mid-quarter as copper, which had been weakening prior to February on reports of rising stockpiles signaled production was exceeding demand and rallied on speculation that China, its largest user, would accelerate its buying. Performance in gold and silver limited losses as prices found further support as they climbed to nine-month highs as escalating tension over Iran’s nuclear research program increased and investors searched for safe-haven investments. However, as the quarter ended the drop in price in the equity markets sent precious metals lower, reversing their strengthening trend.

The interest rate sector posted losses for the Partnership. The quarter began with stronger than expected growth and fears of increasing inflation led European ten-year bond yields to reach six-month highs and the U.K. two-year gilt yields to move toward five-year highs. U.K. long gilts slumped, which sent yields soaring after the Bank of England policy makers unexpectedly raised interest rates by a quarter point. Fixed-income markets, which had rallied mid-quarter continued to strengthen as uncertainty increased that the drop in equities and the rising defaults among the riskiest mortgages would slow consumer spending and the global economy. European government bonds posted their biggest back-to-back weekly decline in three months as European Central Bank President Jean-Claude Trichet reassured investors and stated that growth was “broader and sustained” and left “no time for complacency.”  The quarter ended as the U.S. ten-year Treasury note surrendered the remainder of the gains it had amassed after the equity sell-off that began on February 27th which had driven the yield to as low as 4.44%.

The stock indices sector posted losses for the Partnership. The quarter began with gains  posted for the Partnership due to long positions in every market that the Partnership traded. The German DAX Index gained 2.9%, its sixth monthly gain in a row. Domestic equity positions contributed as U.S. stocks rallied due to the month’s early decrease in energy prices and continued strong economic data. U.S. stocks had their biggest tumble since 2002 mid-quarter after a plunge in the Chinese equity market caused by concern that a government crackdown on investments with borrowed money will end a rally that drove benchmarks to records, sparked a global drop in equity prices and raised concerns that investors would unload equities after a four-year bull market. On February 27th, Chinese stocks suffered their greatest loss in a decade, while the Dow Jones Stoxx 600 Index dropped 3%  and the Dow Jones Industrial Average fell as much as 546 points intraday, the most since the first day of trading after September 11th, 2001. The quarter ended as the global sell-off that began on February 27th caused more than $2.4 trillion in share value to be lost over five days.

The currency sector posted losses for the Partnership. The quarter began with markets anticipating the economic data releases and central bank policy announcements in the hopes of gaining insight into the health of the world’s largest economies. On January 3rd, the U.S. dollar rose to its highest level in six months against the Euro on the news that the Institute for Supply Management Manufacturing Index came in at a higher than expected 51.4, signaling an expansion of the U.S. economy. The Japanese yen declined to 122.19 per U.S. dollar, the lowest in more than four years, due to speculation that there would be increased government pressure on policy makers not to raise borrowing costs. The U.S. dollar had its largest fall mid-quarter against the Japanese yen in more than two months after U.S. Treasury Secretary Henry Paulson said he would be watching the Japanese currency “very carefully”. The Japanese yen rallied against the U.S. dollar to its highest level in more than 19 months amid a correction in U.S. stocks as the investors avoided emerging market assets, triggering an unwinding of trades betting on a decline in the Japanese currency. The Japanese yen continued to advance against the U.S. dollar and gained against all 16 of the most-active currencies during the first week of March, as global stocks extended a slump. The British pound, the sector’s worst performer fell to its lowest level against the Japanese yen in more than four months, as in one month the British pound sterling/Japanese yen implied volatility soared to a record high of 11.75 due to concerns of rising risk. The quarter ended with slight gains produced by the Brazilian Real as the currency’s strengthening trend remained intact and reached a six-year high on speculation that the U.S. dollar flows from both financial investments and a trade surplus would remain strong.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, both JWH LLC and Millburn LLC trade options on futures to a limited extent.  The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year 2006.  During the first quarter 2007, the Partnership’s average capitalization was approximately $18,721,181.  As of March 31, 2006, the average capitalization was approximately $22,542,893.

March 31, 2007

Market Sector	AverageValue at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	2,125,696	11.35%	$2,984,171	$1,388,823
Currencies	$455,228	2.43%	660,336	273,238
Stock indices	248,786	1.33%	310,151	140,212
Metals	83,140	0.44%	173,943	37,233
TOTAL	$2,912,850	15.55%	$4,128,601	$1,839,506

March 31, 2006

Market Sector	AverageValue at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$2,676,131	11.87%	$3,022,500	$2,224,246
Currencies	214,247	0.95%	464,623	66,175
Stock Indices	418,578	1.86%	548,558	331,457
Metals	105,378	0.47%	157,669	75,300
TOTAL	$3,414,334	15.15%	$4,193,350	$2,697,178

Average, highest and lowest Value at Risk amounts relate to month end amounts for each month during the year.  Average capitalization is the average or the Partnership’s capitalization at the end of each month of 2007 and 2006.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S.

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

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. and Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (“SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (“NASD”) and the New York Stock Exchange (“NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, NASD and NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states, (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

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

(c)          None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other information

On May 31, 2007, John W. Henry & Co./Millburn L.P. will be liquidating all partnership interests. Payments of all partnership interests will be made shortly thereafter.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the first three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN W. HENRY & CO./MILLBURN L.P.

By:	MERRIL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)